Form 10-K
period 2021-12-31
Journey Medical Corp
filed 2022-03-28
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 001-41063

JOURNEY MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	47-1879539
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9237 E Via de Ventura Blvd., Suite 105
Scottsdale, AZ	85258
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 652-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	DERM	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the common stock of the registrant was not listed on any securities exchange or quoted on any automated quotation system. Accordingly, the aggregate market value of the registrant’s common stock held by non-affiliates cannot be calculated as of such date. As of March 25, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $31,947,000 million, based on the closing sale price of $4.56 as quoted by the Nasdaq Stock Market as of such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 25, 2022
Class A Common Stock, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	11,316,344

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

JOURNEY MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about:

●	our future financial performance, including our expectations regarding our revenue, cost and operating expenses, including changes in technology and development, selling and marketing and general and administrative expenses, gross profit, and our ability to achieve, and maintain, future profitability;
●	our business plan and our ability to effectively manage our growth;
●	economic and industry trends, projected growth, or trend analysis;
●	political, economic, legal, social and health risks, including the COVID-19 pandemic and subsequent public health measures that may affect our business or the global economy and the actions we may take in response thereto;
●	developments and projections relating to our competitors and industry;
●	increases in costs and disruption of supply or shortage of raw materials;
●	our and our licensors’ ability to obtain, establish, maintain, protect and enforce intellectual property and proprietary protection for our products and technologies and to avoid claims of infringement, misappropriation or other violation of third-party intellectual property and proprietary rights;
●	the outcome of any current or future litigation;
●	our ability to hire and retain key management;
●	our ability to obtain additional financing;
●	our beliefs and objectives for future operations;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our expectations concerning relationships with third parties, including strategic partners;
●	the volatility of the trading price of our common stock;
●	evolving regulations and the potential for unfavorable changes to, or failure by us to comply with, regulations; and
●	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Act.

The forward-looking statements contained in this report reflect our views and assumptions as of the effective date of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks which you should be aware of before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in our common stock and are not the only risks we face. These risks are more fully described in the section titled “Risk Factors” of this report on Form 10-K and include the following:

Risks Related to Our Business, Industry and Existing Operating Revenue Stream

●	Our products and product candidates are subject to time and cost intensive regulation and clinical testing. As a result, they may never be successfully developed or commercialized. Further, any approved product may be subject to post-marketing requirements, including studies or clinical trials, the results of which could cause such product to be withdrawn from the market.
●	The majority of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income.
●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	Our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results.
●	Our competitors may develop treatments for our products’ target indications, which could limit our products’ commercial opportunity and profitability.
●	If our products do not achieve broad market acceptance, including by government and third-party payors, the revenues from any such product will likely be limited.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties for several aspects of our operations, which limits our control over product development, marketing, manufacturing, and sale processes and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Related to Our Growth

●	Our future growth may depend on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful.
●	We may expend resources on unsuccessful product candidates or indications and may fail to capitalize on more profitable or successful product candidates or indications.

Risks Related to Development and Regulatory Approval of Our Product Candidates (DFD-29)

●	The success of our business, including our ability to finance our company and generate additional revenue, may depend on the successful development and regulatory approval of the DFD-29 product candidate and any future product candidates that we may develop, in-license or acquire.
●	Clinical drug development is very expensive, time consuming, and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates, which could prevent or delay regulatory approval and commercialization.

●	We expect to rely on third-party contract research organizations (“CROs”) and other third parties to conduct and oversee our clinical trials, other aspects of our product development and our regulatory submission process for our product candidates. If these third parties do not meet our requirements, conduct the trials as required or otherwise provide services as anticipated, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or successfully commercialize, our current or any future product candidates when expected or at all.

Risks Pertaining to Intellectual Property, Generic Competition and Paragraph IV Litigation

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours.
●	We may be required to expend substantial resources relating to litigation for infringement of third-party intellectual property rights or enforcing our or our licensors’ patents.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.
●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“USPTO”). Such challenges may subject us to costly and time-consuming litigation and/or USPTO proceedings.
●	As a result of the loss of any patent protection from such litigation or USPTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of sales of that product in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.
●	The majority of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income.
●	Accutane currently competes in the Isotretinoin market with five other AB rated products. Targadox currently faces AB rated generic competition. Exelderm may face AB rated generic competition in the future.

Risks Related to our Platform and Data

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity.

Risks Related to the COVID-19 Pandemic

●	Major public health issues, and specifically the pandemic caused by the COVID-19 outbreak, could have an adverse effect on our product revenues and any future clinical trials.

Risks Related to Our Finances and Capital Requirements

●	Due to the numerous risks and uncertainties associated with pharmaceutical product development, we may incur losses and may be unable to maintain profitability.
●	If we are unable to raise capital as needed, we may be forced to delay, reduce, or eliminate our operations.

Risks Relating to Owning our Common Stock

●	Our operating results have fluctuated in the past and we expect them to continue to do so. Any such fluctuation may cause our performance to fall below expectations, and our stock price may suffer.

Risks Related to our Relationship with Fortress Biotech, Inc.

●	Fortress controls a voting majority of our common stock, which could be detrimental to our other shareholders. Further, Fortress’ ownership qualifies us as a “controlled company” under the Nasdaq listing standards.
●	Fortress’ financial obligations and any potential risk of default may adversely affect the Company or constrain our ability to take certain actions.

PART I

Item 1. Business

OVERVIEW

We are a commercial-stage pharmaceutical company founded in October 2014 that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes seven branded and three authorized generic prescription drugs for dermatological conditions that are actively marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life and physicians and other licensed medical professionals to provide better care for their patients. We aim to acquire rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through our exclusive field sales organization.

On November 16, 2021, we completed an initial public offering (“IPO”) of our common stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

Prior to our IPO, our operations were primarily financed through a working capital note from Fortress Biotech, Inc. (“Fortress”), referred to herein as the “Fortress Note,” cash generated by operations and cash raised in our private offering of our 8% Cumulative Convertible Class A Preferred Stock (“Class A Preferred Stock”). In connection with the closing of our IPO on November 16, 2021, we issued 2,231,346 shares of common stock resulting from the conversion of all of the Class A Preferred Stock. In addition, the Fortress Note was converted into 1,476,044 shares of Journey common stock at our IPO price of $10.00 per share.

We expect our expenses will increase substantially for the foreseeable future as we pursue business development opportunities, commercialize and market new products and incur additional costs associated with operating as a public company. To date, our business has not been materially impacted by COVID-19; however, depending on the extent of the ongoing pandemic, it is possible that our business, financial condition and results of operations could be materially and adversely affected by COVID-19 in the future.

Our cash and cash equivalents balance at December 31, 2021 was $49.1 million.

We are a majority-owned subsidiary of Fortress.

CORPORATE INFORMATION

Journey Medical Corporation was incorporated in Delaware in 2014. Our executive offices are located at 9237 E Via de Ventura Blvd. Suite 105, Scottsdale, AZ 85258. Our telephone number is 480-434-6670, and our e-mail address is info@jmcderm.com or ir@jmcderm.com.

We maintain a website with the address www.jmcderm.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-K and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Overview of the Business, Relevant Disease States, Market, and Products

Journey Medical Corporation is a commercial-stage pharmaceutical company founded in October 2014 that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes seven branded and three authorized generic prescription drugs for dermatological conditions that are actively marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life, and enabling physicians and other licensed medical professionals to provide better care for their patients. We aim to acquire rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through our field sales organization. Since inception, we have made significant investments to build out our commercial product portfolios, which we believe, coupled with our experienced dermatology sales leadership team and our recently expanded field sales force, will position our business for growth.

As of December 31, 2021, our major actively marketed products, which have been approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States, include:

●	Qbrexza® (a medicated cloth towelette for the treatment of primary axillary hyperhidrosis), acquired and launched in May 2021;
●	Accutane® (an oral isotretinoin drug for the treatment of severe recalcitrant nodular acne), licensed in July 2020 and launched in April 2021;
●	Targadox® (an oral doxycycline drug for adjunctive therapy for severe acne), licensed in March 2015 and launched in October 2016;
●	Ximino® (an oral minocycline drug for the treatment of moderate to severe acne), acquired and launched in August 2019; and
●	Exelderm® Cream and Solution (a broad-spectrum antifungal intended for topical use), acquired and launched in October 2018.

Additionally, we sell three authorized generic products:

●	doxycycline hyclate immediate release tablets, launched in May 2018;
●	minocycline hydrocholoride extended release capsules, launched in April 2020; and
●	sulconazole nitrate cream and solution, launched in January 2020.

Recent Subsequent Highlights (“VYNE Product Acquisition”)

In January 2022, we acquired AMZEEQ (minocycline) topical foam, 4%, and ZILXI (minocycline) topical foam, 1.5%, two FDA-Approved Topical Minocycline Products and Molecule Stabilizing Technology (MST)™ from VYNE Therapeutics, Inc., which expands our product portfolio to seven actively marketed branded dermatology products.

These proprietary foam-based products optimize the topical delivery of minocycline, an active pharmaceutical ingredient that was previously available only in oral form. Approved by the FDA nearly 50 years ago, minocycline is a well-established molecule that has been prescribed, in oral formulation, over 30 million times in the past decade.

AMZEEQ (minocycline) topical foam, 4%, is the first and only topical formulation of minocycline to be approved by the FDA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in adults and children 9 years and older. According to the American Academy of Dermatology (“AAD”), acne is the most common skin condition in the United States, affecting up to 50 million Americans annually.

Approved by the FDA in May 2020, ZILXI (minocycline) topical foam, 1.5%, is the first and only topical minocycline treatment for inflammatory lesions due to rosacea in adults. Rosacea is a common skin disease that affects 16 million Americans, according to AAD. Market research shows that over 70% of patients with rosacea are seeking better alternatives to current treatments.

Upon completion of the VYNE Product Acquisition, Journey became substituted for VYNE as the plaintiff in U.S. patent litigation commenced by VYNE on August 9, 2021 in the U.S. District Court of Delaware (the “Padagis Patent Litigation”) against Padagis Israel Pharmaceuticals Ltd. (F/K/A Perrigo Israel Pharmaceuticals Ltd.) (“Padagis”) alleging infringement of certain patents covering Amzeeq® (the “Amzeeq® Patents”), which are included among the proprietary rights to Amzeeq® that were acquired pursuant to the Qbrexza APA. The Padagis Patent Litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application (the “ANDA”). The ANDA seeks approval to market a generic version of Amzeeq® prior to the expiration of the Amzeeq® Patents and alleges that the Amzeeq® Patents are invalid. Padagis is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on December 30, 2023. Journey is seeking, among other relief, an order that the effective date of any United States Food and Drug Administration approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Trial in the Padagis Patent Litigation is scheduled for July 10, 2023. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

2021 Highlights and Events

●	On November 16, 2021, we completed an IPO of our common stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.
●	In September 2021, we were the victim of a cybersecurity incident that affected our accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. The details of the incident and its origin are under investigation with the assistance of third-party cybersecurity experts working at the direction of legal counsel. The matter was reported to the Federal Bureau of Investigation and does not appear to have compromised any personally identifiable information or protected health information. Fortress, as our controlling stockholder and supporting partner in our back-office functions, provided us with $9.5 million to ensure our accounts payable operations continued to function smoothly. The $9.5 million of support was in the form of a related party note which the boards of both companies have agreed and converted into 1,476,044 shares of our common stock upon the consummation of our IPO at the IPO price. See “Risk Factors — Risk s Related to our Platform and Data — Our business and operations would suffer in the event of computer system failures, cyber-attack s, or deficiencies in our or third parties’ cybersecurity.”
●	As of July 18, 2021, we privately offered and issued 750,680 shares of our Class A Preferred Stock at a price of $25.00 per share, for gross proceeds of $19.0 million (the “Class A Preferred Offering”). In connection with the closing of our IPO on November 16, 2021, we issued 2,231,346 shares of common stock resulting from the conversion of all of the Class A Preferred Stock.
●	In June 2021, we entered into an agreement with Dr. Reddy’s Laboratories, Ltd. (“DRL”) for the development of DFD-29, a modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea. We and DRL intend to conduct two Phase 3 clinical trials to assess the efficacy, safety and tolerability of DFD-29 as a treatment for rosacea for regulatory approval. In connection with the DFD-29 Agreement, we agreed to pay DRL additional consideration of $5.0 million in our common stock upon our IPO. In addition, in connection with the closing of our IPO, we issued 545,131 unregistered shares of common stock in the Company to DRL. The restrictions on the unregistered shares of common stock are governed by the terms set forth in the DFD-29 Agreement and applicable securities laws.
●	In May 2021, we acquired Qbrexza from Dermira, Inc., a wholly owned subsidiary of Eli Lilly and Company (“Dermira”).
●	In March 2021, we launched Accutane® (isotretinoin) for the treatment of recalcitrant nodular acne.
●	On March 31, 2021, we entered into an agreement with East West Bank (“EWB”) to provide us with a $7.5 million working capital line of credit.

Other Subsequent Highlights

On January 12, 2022, we entered into a third amendment (the “Amendment”) of our loan and security agreement with EWB, which increased the borrowing capacity of our revolving line of credit to $10.0 million, from $7.5 million, and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. The term loan includes two tranches, the first of which is a $15.0 million term loan and the second of which is a $5.0 million term loan. On January 12, 2022, we borrowed $15.0 million against the first tranche of the term loan to facilitate the VYNE Product Acquisition. The term loan bears interest on its outstanding daily balance at a floating rate equal to 1.73% above the prime rate and is payable monthly, on the first calendar day each month. The term loans contain an interest only payment period through January 12, 2024, with an extension through July 12, 2024, if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. We may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions as well aa audit provisions.

On February 11, 2022 we announced that our exclusive licensing partner in Japan, Maruho Co., Ltd. (“Maruho”), received marketing and manufacturing approval for Rapifort® Wipes 2.5% (QBREXZA®), for the treatment of primary axillary hyperhidrosis, triggering a net $2.5 million milestone payment to us. The net payment reflects a milestone payment of $10 million to us from our exclusive licensing partner Maruho, offset by a $7.5 million payment to Dermira, pursuant to the terms of the Asset Purchase Agreement between us and Dermira. In conjunction with the terms of the licensing agreement with Maruho, the milestone payment was due from Maruho within 30 days of the approval. We acquired global rights to QBREXZA® from Dermira in 2021.

On March 17, 2022, we dosed the first patient in our Phase 3 clinical trial evaluating DFD-29 (Minocycline Modified Release Capsules 40 mg) for the Treatment of Rosacea. In addition, the published phase 2 clinical data showed that DFD-29 had approximately double the efficacy compared to Doxycycline capsules 40 mg on reducing total inflammatory lesions and IGA treatment success. The trial will encompass two multicenter, randomized, double-blind, parallel-group, active and placebo-controlled Phase 3 clinical trials will each enroll up to 320 adult patients with moderate to severe papulopustular rosacea (“PPR”). One trial is enrolling patients in the United States and the other is enrolling in the United States and Europe. The studies will be randomized in a 3:3:2 ratio to DFD-29 (Minocycline Hydrochloride Modified Release Capsules, 40 mg), Oracea® (Doxycycline capsules 40 mg) or placebo once daily for 16 weeks. The primary objective of the studies is to evaluate the safety, efficacy and tolerability of DFD-29 compared to placebo for the treatment of PPR. The secondary objective is to evaluate the safety, efficacy and tolerability of DFD-29 compared to Oracea® (Doxycycline capsules 40 mg).

Our Products and Relevant Disease States

Excessive Underarm Sweating and the Current Standard of Care

Excessive underarm sweating, commonly referred to as primary axillary hyperhidrosis (“PAH”), is a rare disorder characterized by excessive sweating in the armpits. The exact cause of PAH is not known, and the disorder affects males and females equally. When excessive sweating occurs as part of some other disorder, it is said to be secondary hyperhidrosis, which is a more commonly encountered condition than is primary hyperhidrosis. According to a 2016 article published in the Archives of Dermatological Research, there are about 10 million people who suffer from PAH in the United States. The symptoms of PAH typically begin during childhood or puberty and may often, although not always, persist throughout a person’s life. Affected individuals may experience a heightened reaction to certain stimuli that can cause sweating such as anxiety, pain, exercise, tension, caffeine, and/or nicotine. The symptoms of this disorder develop due to overactivity of certain sweat glands, and incidences may be precipitated by social and/or physical stress. Some people with PAH experience relief from the symptoms during adulthood without treatment or obvious reason for the remission.

Pharmacological treatment options for PAH include topical, oral and iontophoretic treatments.

Qbrexza (glycopyrronium 2.4% cloth) for the Treatment of Primary Axillary Hyperhidrosis

Qbrexza® (glycopyrronium 2.4%), a topical, once-daily anticholinergic cloth that was approved by the FDA in June 2018 for the treatment of PAH in adult and pediatric patients nine years of age and older. PAH is a medical condition with no known cause that results in underarm sweating beyond what is needed for normal body temperature regulation. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for the activation of sweat glands. Qbrexza is applied directly to the skin and is designed to block underarm sweat production by inhibiting sweat gland activation. Qbrexza has Orange Book listed patents that extend through February of 2033.

The PAH market had approximately 430,000 prescriptions in 2021, according to Symphony Health, excluding over-the-counter (“OTC”) clinical strength anti-perspirants

Acne and the Current Standard of Care

Acne, also known as acne vulgaris, is a common skin disorder characterized by a blockage of hair follicles, which are clogged with oil and dead skin cells. According to the AAD, acne is the most common skin condition in the US, affecting up to 50 million individuals annually.

Approximately 85% of people between the ages of 12 and 24 experience at least a minor form of acne. The disease is classified as mild, moderate or severe based on the severity of the disease progression, which is useful in identifying an appropriate treatment regimen. Mild acne is characterized by clogged hair follicles (known as comedones) that are either exposed to air (blackheads) or closed (whiteheads), with occasional inflammatory lesions which occur primarily on the face. Moderate acne is characterized by a higher presence of inflammatory lesions known as papules and pustules across the face and extending to the trunk. Severe acne is characterized by painful, deep lesions called nodules across the face, with extensive involvement of the trunk frequently.

Treatment options are based on the severity of disease, with certain drugs being reserved for more severe forms of the disease. Mild acne is addressed with dietary and lifestyle changes, along with OTC and prescription topical agents. Other therapies with varying degrees of success include dermabrasion and chemical peels, light therapy and hormonal therapy such as birth control pills or spironolactone. Moderate acne is treated with more aggressive therapy including topical and oral antibiotics such as tetracyclines, which are particularly effective due to their antibacterial and anti-inflammatory properties, and other topical agents including benzoyl peroxide and retinoids. Severe acne is treated with combination therapies, often including oral antibiotics. For resistant cases, physicians may use a potent drug known as isotretinoin (a vitamin A analog), which requires Risk Evaluation and Mitigation Strategy (“REMS”) (safety) monitoring with regard to pregnancy. The current U.S. market size for treatment of acne is considerable and estimated at approximately $3 billion annually, according to the American Medical Association.

Accutane for the Treatment of Severe Recalitrant Nodular Acne

Accutane® (isotretinoin 20mg, 30mg, and 40mg capsules USP) is indicated for the treatment of severe recalcitrant nodular acne. Accutane is used to treat a type of severe recalcitrant nodular acne that has not been helped by other treatments, including antibiotics. Severe recalcitrant nodular acne occurs when many red, swollen, tender lumps form in the skin. Patients with severe nodular acne are at higher risk of scarring. Accutane belongs to a class of drugs that affects all four major pathogenic processes in acne: increased sebum production, irregular follicular desquamation, propionibacterium acnes proliferation and inflammation. Accutane has achieved a strong market position and is well known in the dermatology community.

The oral isotretinoin market had just under 2 million prescriptions in 2020, according to Symphony Health.

Targadox for the Treatment of Severe Acne

Targadox® (doxycycline hyclate immediate release 50mg tablets) is indicated as adjunctive therapy for severe acne, which is part of a class of oral antibiotics known as tetracyclines. The tetracycline class, which includes minocycline, doxycycline, sarecycline and tetracycline, is particularly effective in treatment for more severe forms of acne due to its antibacterial and anti-inflammatory properties. Targadox is the smallest doxycycline tablet and is considered easy to swallow, which is beneficial for the 40% of American adults with dysphagia, a condition in which patients experience difficulty swallowing pills. Targadox is gluten-free, lactose-free, animal byproduct-free, and GMO-free.

The oral doxycycline market had more than 21 million prescriptions in 2021, according to Symphony Health.

AMZEEQ for the Treatment of Moderate-to-Severe Acne

AMZEEQ (4% minocycline foam), formerly known as FMX101, was approved by the FDA in October 2019 and became available in pharmacies nationwide in January 2020. AMZEEQ is a once-daily novel topical antibiotic foam formulation of minocycline for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients nine years of age and older. AMZEEQ utilizes proprietary MST™ technology and is the first topical minocycline to be approved by the FDA for any condition. We believe that the combination of a well-established antibiotic in a well-tolerated, easy to use foam makes AMZEEQ a very attractive treatment option for patients.

The topical acne market had 15 million prescriptions in 2021 according to Symphony Health, presenting significant unmet needs of patients and healthcare providers to be addressed. As the first topical minocycline to be approved by the FDA for any condition, we believe that AMZEEQ may provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies. AMZEEQ has Orange Book listed patents that extend through September of 2037.

Ximino for the Treatment of Inflammatory Lesions of Non-Nodular Moderate to Severe Acne

Ximino® (minocycline hydrochloride extended-release 45mg, 90mg, and 135mg capsules) is indicated for the treatment of inflammatory non-nodular lesions (pimples and red bumps) associated with moderate to severe acne. Minocycline is part of a class of oral antibiotics known as tetracyclines. Ximino encloses a small, uniform amount of the active pharmaceutical ingredient in a patented polymer wrapper through a controlled dosing capsular technology, known as Capsular Minotab Technology®, and provides a steady, controlled release of minocycline. The polymer technology in Ximino capsules is partially resistant to dissolution, so the minocycline is released over time, in a controlled manner. Ximino has Orange Book listed patents that extend through April of 2027.

The oral minocycline market had more than 3 million prescriptions in 2021, according to Symphony Health.

Fungal Infections of the Skin and the Current Standard of Care

Fungal skin infections, collectively referred to as dermatomycoses, are common infections caused by ringworms (tinea) and include such conditions as athlete’s foot, jock itch and ringworm of the body. Tinea pedis, commonly known as athlete’s foot, is a form of ringworm that usually develops between the toes. Symptoms include peeling, cracking and scaly feet, blisters, and skin that is red, softened, itching, or burning. Tinea cruris, commonly known as jock itch, is a form of ringworm that affects the groin. Tinea corporis, commonly known as ringworm of the body, is a fungal infection that appears on the body in which the outer part of the sore might be raised while the skin in the middle appears normal. Fungal infections caused by ringworm cause skin rashes that present as itchy, red, raised and scaly rings. These infections are easily transmissible between people, pets or contaminated objects or surfaces but are usually not serious in nature.

Treatment options typically involve topical OTC and prescription antifungal medications. Where difficult to administer topically, oral options (such as for toenail fungus or oral thrush) or suppositories (such as for vaginal yeast infections) have proven to be more effective. OTC products typically include known antifungal ingredients such as clotrimazole, miconazole, terbinafine or ketoconazole. Prescription treatments are often reserved for more serious infection or for those in hard-to-treat areas. In conjunction with OTC or prescription medications, lifestyle adjustments, including daily washing of bedding and clothing during an infection, drying thoroughly after bathing, wearing loose clothing in affected areas and actively treating infected areas, can all contribute to disinfecting your surroundings and preventing a prolongation or recurrence of infection.

Exelderm for the Treatment of Fungal Skin Infections

Exelderm® (sulconazole nitrate 1%, cream and solution) is a broad-spectrum antifungal agent indicated for the treatment of ringworm-caused fungal infections including tinea pedis, tinea cruris, tinea corporis and tinea versicolor. The active pharmaceutical ingredient (sulconazole) acts by inhibiting fungal cell division and growth and has been shown to have broad activity against candida species, aspergillus species and dermatophytes. Exelderm cream or solution is administered externally only, whereby a small amount of cream or solution is gently massaged into the affected and surrounding areas and only requires a convenient once or twice daily application. However, when used to treat tinea pedis, for which Exelderm cream is also indicated, twice daily application is required.

The topical antifungal market had more than 9 million prescriptions in 2021, according to Symphony Health.

Pruritus (Itch) and the Current Standard of Care

Pruritus or itch is defined as an unpleasant sensation of the skin that provokes the urge to scratch. It is a characteristic feature of many skin diseases and an unusual sign of some systemic diseases. Pruritus may be localized or generalized and can occur as an acute or chronic condition. Itch can be caused by a number of conditions, including skin conditions such as dry skin, eczema, psoriasis, scabies, parasites, burns, scars, insect bites and hives. Depending on the cause of itchiness, skin may appear normal, red, rough or bumpy. Repeated scratching can cause raised thick areas of skin that might bleed or become infected.

Treatment for itch may include moisturizing daily, using gentle cleansers, and bathing with lukewarm water. Long-term relief requires identifying and treating the underlying cause of itchy skin. Common treatments are prescription medicated creams and lotions, moist dressings, and oral anti-itch medicines.

Anti-Itch Product for the Treatment of Pruritus

Our recently acquired anti-itch product is indicated to treat pruritis, scabies, and other skin itch conditions (“Anti-itch Product”). Our Anti-itch Product delivers prescription relief and is non-steroidal and antihistamine free. Topical steroids are effective against itch because they reduce inflammation that can cause itch. However, they are not recommended for long-term use. Antihistamines are also effective in treating some types of itch, but they too have drawbacks with continued use. We plan on launching our Anti-itch Product through our field sales force during the second quarter of 2022.

ZILXI for Papulopustular Rosacea

ZILXI (1.5% minocycline foam), was approved by the FDA in May 2020 and became available in pharmacies nationwide in October 2020. ZILXI is a once-daily novel antibiotic foam formulation of minocycline for the treatment of inflammatory lesions of rosacea in adults. Similar to AMZEEQ, ZILXI leverages MST™ technology and is the first minocycline product of any form to be approved by the FDA for use in rosacea. We believe the anti-inflammatory properties of minocycline delivered in our innovative foam technology make ZILXI a highly appealing treatment option for rosacea patients. ZILXI has Orange Book listed patents that extend through October of 2030.

The rosacea market had 3 million prescriptions in 2021 according to Symphony Health, and we believe that ZILXI provides a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies.

Our Strategy

We are a highly focused, pharmaceutical company dedicated to developing and commercializing therapies for the treatment of dermatologic conditions that seeks to deliver value to patients, physicians and the healthcare system, as well as to our stakeholders. Our strategic priorities include continuing to augment and grow our product portfolio and organization in order to maximize the probabilities of sustainable long-term value creation. This will consist of both commercial execution on our existing product portfolio, including lifecycle management, as well as investing in additional growth strategies through product and company acquisitions, licensing, or developing new products.

For the year ended December 31, 2021, we generated net product revenue of $63.1 million, compared to $44.5 million for the year ended December 31, 2020.

An important part of our growth strategy is to identify new business development opportunities, including development stage and commercial drugs that we may acquire from other pharmaceutical companies. On June 29, 2021, we entered into an agreement with DRL to license and acquire global ownership rights, title, and interest to DFD-29, a modified release minocycline late-stage development product that is being evaluated to treat inflammatory lesions of rosacea. Additionally, we recently acquired two FDA-approved drugs. In May 2021, we acquired global ownership rights, title, and interest to Qbrexza® (a medicated cloth towelette for the treatment of primary axillary hyperhidrosis) from Dermira. In December 2020, we acquired an anti-itch product from Sun, which we plan to launch in the U.S. during the second quarter of 2022. We are in various stages of discussion for other opportunities, both commercial and development stage, that could drive additional growth in the business. Successful development and commercialization of any future in-licensed development stage or commercial drugs will require us to navigate the many laws and regulations of governmental authorities and regulatory agencies around the world, including the FDA, relating to the manufacture, development, approval and commercialization of investigational drugs. For development stage drugs, we may require financial resources significantly in excess of those received by the Company upon completion of its IPO, and it may take many years for us to receive marketing approval, if ever, for any in-licensed or acquired product candidate.

Competitive Strengths

To successfully execute our strategy, we must continue to capitalize on our following core strengths:

●	Commercial leadership of our management team with a track record of commercial execution. We have a highly skilled and customer-focused management team in critical leadership positions across our Company. Our senior management team has over 135 years of sales and marketing experience in the pharmaceutical industry and a proven track record of developing businesses and creating value. We have developed, launched, commercialized, and managed brands, generating over $3 billion in peak sales, collectively, at leading dermatology organizations. This experience includes improving business performance through organic revenue growth, maximizing operational efficiencies and through the identification, consummation and integration of licensing and acquisition opportunities. Our senior management team has extensive roots in the dermatology industry, with many of them having worked at and held senior positions with Medicis Pharmaceutical, Inc. leading up to the company’s acquisition by Valeant Pharmaceuticals, Inc. (now Bausch Health Pharmaceuticals, Inc.) for $2.6 billion in 2012. Our strategic approach leverages our management team’s experience with the capabilities of our field sales force to drive performance based on prescribing habits, brand preferences, promotional strategies and profit optimization while focusing on customer service excellence for our providers and their patients. Our execution to date has led to market-leading positions for three of our established brands, Targadox, Ximino, and Exelderm, in each of their respective markets.
●	Performance and experience of our accomplished field sales force. Our seasoned field sales force includes 70 professionals with an average tenure of over 11 years of experience in dermatology sales. Each of these individuals have deep-rooted and longstanding customer relationships in their respective territories. We have strategically optimized our sales outreach to cover over 80% of dermatologists in the top 50 U.S. metropolitan statistical areas and over 70% of the overall dermatology prescribing market. We are able to leverage the experience of our field sales force to create a tailored and entrepreneurial compensation plan that incentivizes our field sales force and aligns their activities with our corporate performance and growth objectives. We intend to continue to build a team of committed, experienced employees and to engage with patients and members of the dermatology community. Additionally, we believe that consolidation in the medical dermatology industry has resulted in an enhanced opportunity for a medical dermatology-focused company to build relationships with these stakeholders and has made available a large and growing talent pool of experienced individuals who can make significant contributions to our Company.
•

Unique and differentiated access and distribution model. We have a unique and differentiated access and distribution network of over 600 specialty pharmacies and wholesalers, where we directly sell our products, with limited distribution through traditional national wholesalers. This decentralized approach allows us to maximize our brand equity across our product portfolio through strategic relationships directly with pharmacies and allows us to provide exceptional customer service and access to patients and physicians.

●	Active business development initiative. Business development plays a vital role in our growth strategy as we look to build scale. We consistently evaluate both strategic add-on deals that leverage our existing infrastructure, as well as more transformative assets that would require building out or restructuring our field sales force. We have extensive relationships in the industry that help us stay abreast of developments in our space and continually monitor new opportunities. We believe that we are an ideal partner for development stage companies with limited or no commercial capabilities, as well as established pharmaceutical companies looking to deprioritize their dermatology portfolio. We have ongoing discussions with an array of companies, including traditional large pharma, mid-size specialty pharma companies and smaller companies that focus on research and development, although we have not entered into any definitive agreements or arrangements.
●	Focus on cost management and efficient capital allocation. We have operated in a cost-conscious and capital efficient manner since inception. In addition to our internal leadership and management team, we have access to over 30 Fortress employees who possess significant expertise in one or more of the following areas: business development, legal, accounting, regulatory affairs, clinical operations and manufacturing. In November 2021, we entered into a shared services agreement with Fortress for them to continue to provide consulting services and for the continued use of their personnel. As part of our emphasis on cost effectiveness with our resources, we endeavor to structure licenses and product acquisitions for future product opportunities in a capital efficient manner that allows us to minimize indebtedness and compensate partner companies through future profits and commercial benchmarks.

Major Customers

We primarily sell our prescription products to specialty pharmacies, independent wholesalers, and distributors with limited sales through the traditional national wholesaler channels. Our wholesalers and distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and managed care organizations. Customers in the managed care market include health maintenance organizations, group purchasing organizations, nursing homes, clinics, pharmacy benefit management companies and mail order customers.

License & Collaboration Agreements and Acquisitions

We continue to seek to enhance our product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing or acquiring rights to products and technologies from third parties. We intend to enter into strategic alliances and collaborative arrangements with third parties, which will give us rights to develop, manufacture, market and/or commercialize pharmaceutical products, the rights to which are primarily owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements will potentially enable us to share the risk of incurring all research and development expenses that do not lead to revenue-generating products. However, because profits from alliance products are shared with the counterparties to the collaborative arrangement, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had we not opted for a development partner.

Environmental Matters

Our operations are subject to substantial federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous substances. Violation of these laws and regulations, which may change, can lead to substantial fines and penalties. Many of our third-party operations require environmental permits and controls to prevent and limit pollution of the environment. We believe that the facilities of our third-party service providers are in substantial compliance with applicable environmental laws and regulations and we do not believe that future compliance will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Employees and Human Capital Management

As of December 31, 2021, we had 90 employees and contractors. These employees and contractors include 70 in sales as well as 20 in marketing, general and administrative positions. We currently rely, and may continue to rely, on professional employer organizations and staffing organizations for the employment of our field sales force. Additionally, we have retained a number of expert advisors and consultants that help navigate us through different aspects of our business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our new and existing employees. The principal purpose of our equity incentive plan is to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards and cash-based bonus awards.

Additionally, we have access to over 30 Fortress employees and consultants, who possess significant expertise in one or more of the following areas: business development, legal, accounting, regulatory affairs, clinical operations and manufacturing.

Geographic Areas

All of our product revenues are generated from operations or otherwise earned within the U.S.

Seasonality of Business

Our business is affected by the standard annual insurance deductible resets, as well as the purchasing patterns and concentration of our customers; however, our business is not materially impacted by seasonality. There are no assurances that these historical trends will continue in the future.

Relationship with Fortress

General

We have a seven-year operating history. We are a majority owned subsidiary of Fortress. Fortress is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities founded by Fortress and in which it maintains significant minority ownership positions. Fortress has a talented and experienced business development team, comprised of scientists, doctors, and finance professionals, who identify, evaluate, and propose for our consideration promising products and product candidates.

Fortress Note

Since the Company’s inception in October 2014, Fortress has funded the Company’s operations through a working capital loan future advance promissory note (the “Fortress Note”). In connection with the closing of our IPO on November 16, 2021, the balance of the Fortress Note reflecting $14.8 million converted into 1,476,044 shares of Journey common stock.

Research & Development Opportunities

We recently entered into an agreement with DRL, in which we agreed to fund the Phase III studies for the DFD-29 development program and subsequently seek approval for a New Drug Application (“NDA”) with the FDA. In addition, we are also required to pay for certain regulatory costs and expenses for services to be provided by DRL. Our near-term focus may also be to acquire and sponsor, co-sponsor and/or invest in additional clinical-stage or preclinical programs that have a strategic fit with our corporate strategy. We actively and routinely evaluate development-stage opportunities in the ordinary course of our business development activities.

Product Licensing Agreements and Acquisitions

Amzeeq, Zilxi, FCD105 and the Molecule Stabilizing Technology Platform

On January 12, 2022, Journey Medical Corporation (“Journey” or the “Company”) entered into an Asset Purchase Agreement (the “APA”) with VYNE Therapeutics, Inc. (“VYNE”) to acquire VYNE’s Molecule Stabilizing Technology™ franchise (the “Acquisition”) for an upfront payment of $20.0 million, with an additional $5.0 million payment due on the one-year anniversary of the closing of the Acquisition. The APA also provides for contingent net sales milestone payments: in the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, will be paid in that year only, per product, totaling up to $450.0 million. In addition, Journey will pay VYNE 10% of any upfront payment received by Journey from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the APA. There are no subsequent milestone payments or royalties beyond the aforementioned payments. The Acquisition included two FDA-approved products (AMZEEQ and ZILXI), and a development-stage dermatology program (FCD105), along with the Molecule Stabilizing Technology proprietary platform.

DFD-29 Agreement

On June 29, 2021, we entered into a license, collaboration, and assignment agreement with DRL to obtain the global rights for the development and commercialization of DFD-29, a late-stage development modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea (the “DFD-29 Agreement”). We acquired global rights to DFD-29, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets including Brazil, Russia, India and China. Pursuant to the DFD-29 Agreement, we agreed to pay an upfront payment of $10.0 million, comprised of a $2 million payment upon execution and $8 million which was paid on September 29, 2021, 90 days following execution, with additional contingent regulatory, commercial, and corporate-based milestone payments, totaling up to $163.0 million. Royalties ranging from ten percent to twenty percent are payable on net sales of the product. Royalties are payable in each country until the last to expire patent in such country expires. Royalties are subject to a 50% reduction in the event that a generic competitor launches in an applicable country where we market and sell the product. We are responsible for the prosecution and enforcement of patents licensed under the agreement. The agreement contains customary representations, warranties, and indemnities, and title transfers to us on the date of achievement of certain regulatory milestones set forth in the agreement, after which our licenses become our acquired assets. Each party may also terminate the DFD-29 Agreement for material breach by the other party or for certain bankruptcy or insolvency related events. Additionally, we agreed to fund and oversee the Phase III clinical trials, approximating $24.0 million, based upon the most recent development plan and budget, which is subject to change.

The DFD-29 Agreement will remain in effect on a country-by-county basis until the expiration of the revenue percentage term in the relevant country, which period begins on the first commercial sale of a product in that country and ends upon the expiration or invalidation date of the last revenue generating patent in such country. The DFD-29 Agreement terminates in its entirety upon the expiry of the revenue percentage term in the last country covered under the DFD-29 Agreement. Either party may terminate the DFD-29 Agreement upon material breach, subject to the cure period applicable to the relevant breach.

Qbrexza Agreement

On March 31, 2021, we executed an asset purchase agreement for Qbrexza® (the “Qbrexza APA”) with Dermira, pursuant to which we acquired global ownership to Qbrexza® (glycopyrronium), a prescription cloth towelette approved to treat primary axillary hyperhidrosis in people nine years of age and older. The transaction closed on May 14, 2021, and pursuant to the Qbrexza APA, we made an upfront $12.5 million cash payment to Dermira. Dermira is eligible to receive cash payments of up to $144 million in the aggregate upon the achievement of certain milestones. For the first two years, we are required to pay royalties on sales ranging from the mid-thirty to the mid-twenty percent and, thereafter royalties ranging from the lower teen digits to the upper teen digits are payable on net sales of Qbrexza products. Subject to certain reductions, royalties are payable for a period of eight years. The agreement contains customary representations, warranties, and indemnities. Each party may also terminate the Qbrexza APA for material breach by the other party or for certain bankruptcy or insolvency related events.

As part of the Qbrexza APA, we were assigned an exclusive license agreement with Rose University (“Rose U”) pursuant to which we obtained a worldwide exclusive license within a field of use including hyperhidrosis to practice, enforce and otherwise exploit certain patent rights, know-how and data related to Qbrexza. The license agreement with Rose U included a sublicense of certain data and an assignment of certain regulatory filings which Rose U had obtained from Stiefel Laboratories (“Stiefel”). In connection with the license agreement, we assumed Rose U’s obligations to Stiefel to use commercially reasonable efforts to develop and commercialize products using the licensed patent rights, know-how and data.

Pursuant to these agreements with Rose U and the related agreement with Stiefel with respect to Qbrexza, we are obligated to pay Rose U low-to-mid single-digit royalties on net product sales and low double-digit royalties on sublicense fees and certain milestone, royalty and other contingent payments received from sublicensees, to the extent such amounts are in excess of the milestone and royalty payments we are obligated to pay Rose U directly upon the events or sales triggering such payments.

We are permitted to grant sublicenses to the licensed rights and may assign the agreements upon our acquisition or that of our assets that relate to the license agreement. We may terminate the license agreement if Rose U experiences certain insolvency events or if Rose U commits a material breach of the license agreement, subject to applicable cure provisions. Rose U may terminate the license in certain circumstances if we experience certain insolvency events or if we commit a material breach of the license agreement or if we cause Rose U to be in material breach of its license agreement with Stiefel, subject in each case to applicable cure provisions. Subject to earlier termination, the license agreement remains in effect until 15 years following the first commercial sale of a licensed product have elapsed or, if later, the date that the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned. As of December 31, 2021, the last-to-expire issued patent relating to Qbrexza that we license under the license agreement with Rose U expires in 2029.

On February 11, 2022 we announced that our exclusive licensing partner in Japan, Maruho Co., Ltd. (“Maruho”), received marketing and manufacturing approval for Rapifort® Wipes 2.5% (QBREXZA®), for the treatment of primary axillary hyperhidrosis, triggering a net $2.5 million milestone payment to us. The net payment reflects a milestone payment of $10 million to us from our exclusive licensing partner in Maruho, offset by a $7.5 million payment to Dermira, pursuant to the terms of the Asset Purchase Agreement between us and Dermira. In conjunction with the terms of the licensing agreement with Maruho, the milestone payment was due from Maruho within 30 days of the approval. We acquired global rights to QBREXZA® from Dermira in 2021.

Accutane Agreement

On July 29, 2020, we entered into a license and supply agreement for Accutane® (“Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, we agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million. To date, we have paid $2.0 million of the additional milestone payments. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. Royalties in the low-double digits based on net sales, subject to specified reductions are also due.

The term of the Accutane Agreement is ten years and renewable upon mutual agreement. We are required to pay royalties during the term of the Accutane Agreement. The agreement contains customary representations, warranties, and indemnities. Each party may also terminate the Accutane Agreement for material breach by the other party or for certain bankruptcy or insolvency related events and we may terminate for upon 180 days written notice to the other party. We commenced sales of this product in April 2021.

Targadox Agreement

On March 10, 2015, we entered into a license and supply agreement (as amended) for Targadox® (the “Targadox Agreement”) with PuraCap International LLC n/k/a Caribe Holdings, Inc. (“Caribe”). We made an upfront payment of $1.3 million. Further payments will be made based on a revenue sharing arrangement, no additional licensing or milestone payments are required. The term of the Targadox Agreement is ten years and automatically renews for three-year periods unless either party provides notice of its intent not to renew at least 180 days prior to the expiration of the applicable term. Under our revenue sharing arrangement, we are entitled to retain a majority of the net profits and pay Caribe portion of the net profits after deducting certain commercial, marketing and sales expenses during the term of the Targadox Agreement. The Targadox Agreement contains customary representations, warranties, and indemnities. Each party may also terminate the Targadox Agreement for material breach by the other party or for certain bankruptcy or insolvency related events. We commenced sales of this product in October 2016.

Ximino Agreement

On July 22, 2019, we entered into an asset purchase agreement for Ximino® (the “Ximino APA”) with Sun Pharmaceutical Industries, Inc. (“Sun”). Pursuant to the Ximino APA, total consideration is $9.4 million, with an upfront payment of $2.4 million, payable within 60 days after execution on September 22, 2019.

The remaining $7.0 million will be made starting on the second anniversary and for the next four anniversaries of the Ximino APA thereafter. In addition, we are obligated to pay royalties in the mid-single digits based on net sales of Ximino, subject to specified reductions until the end of 2022. The Ximino APA contains customary representations, warranties, and indemnities. Each party may also terminate the Ximino APA for material breach by the other party or for certain bankruptcy or insolvency related events. No additional licensing or milestone payments are required. We commenced sales of this product in August 2019.

Exelderm Agreement

On August 31, 2018, we entered into an asset purchase agreement for Exelderm® (the “Exelderm APA”) with Sun. Pursuant to the Exelderm APA, total consideration is $1.6 million, comprised of an upfront payment of $1.2 million payable within 60 days after execution on October 31, 2018. The remaining milestone payment was contingent upon net sales reaching a certain threshold, at which point a $0.4 million payment became due. This threshold was achieved in 2020 and paid in early 2021. We are obligated to pay royalties in the low-double digits based on net sales of Exelderm until the end of 2023, and no additional licensing or milestone payments are required. Each party may also terminate the Exelderm APA for material breach by the other party or for certain bankruptcy or insolvency related events. We commenced sales of this product in August 2018.

Anti-Itch Product Agreement

On December 18, 2020, we entered an asset purchase agreement for our Anti-itch Product (the “Anti itch APA”) with Sun. Pursuant to the Anti-itch APA, total consideration is $4.0 million, comprised of an upfront payment of $2.0 million, payable upon execution. Through December 31, 2021, we have paid $3.0 million and have additional future payments of $1.0 million. The Anti-itch APA contains customary representations, warranties, and indemnities. Each party may terminate the Anti-itch APA for material breach by the other party. There are no subsequent milestone payments or royalties beyond the aforementioned payments. We intend to launch this product during the second quarter of 2022.

Research and Development

On June 29, 2021, we entered into a license, collaboration, and assignment agreement with DRL to obtain the global rights for the development and commercialization of DFD-29, a late-stage development modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea. We acquired global rights to DFD-29, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets, including Brazil, Russia, India and China. Through this collaboration, the parties will work together to complete the development of DFD-29, which includes conducting two Phase III studies to assess the efficacy, safety and tolerability of oral DFD-29 for the treatment of rosacea and the regulatory submission of an NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”). DRL will provide development support, including the monitoring of two Phase III clinical trials. The Phase III trials have not yet begun; however, the planned design Phase III trial is consistent with the Phase II study. Additionally, we plan to initiate the Phase III trials in the first quarter of 2022 with top-line data expected in the second half of 2022 and an anticipated NDA filing in the second half of 2023.

The Phase II study, conducted in Germany, was a multi-center, randomized, double-blinded, parallel group, controlled study that assessed the efficacy, safety and tolerability of oral DFD-29 (20mg and 40mg) extended release minocycline hydrochloride capsules for the treatment of inflammatory lesions of rosacea over 16 weeks. Initial patient enrollment in the Phase II study included 205 male and female subjects with papulopustular rosacea. 160 subjects completed the study. Each subject was allocated to one of the following treatment groups, and received one capsule once daily, in the morning, for 16 weeks: i) DFD-29 40 mg extended release capsules (with 47 subjects at completion); ii) DFD-29 20mg extended release capsules (with 38 subjects at completion); iii) Oraycea® (doxycycline) capsules (with 40 subjects at completion); and iv) placebo capsules (with 35 subjects at completion). The study showed that DFD-29 40mg had statistical significance to both placebo and the active control, Oraycea® (German equivalent of U.S. marketed Oracea®), on both co-primary endpoints - proportion of subjects with Investigator’s Global Assessment (“IGA”) treatment success (grade 0 or 1 with at least a two grade reduction from baseline at week 16 and total inflammatory lesion count reduction from baseline to week 16. More information on the DFD-29 Phase II study can be found at clinicaltrials.gov. Highly statistically significant difference in IGA success could be shown for DFD-29 40mg compared to placebo (p < 0.0001) as well as compared to Oraycea (p= 0.0010). Highly statistically significant treatment difference was also observed in the co-primary endpoint mean change in total inflammatory lesion count as well in both DFD-29 40mg compared to placebo (p < 0.0001) and DFD-29 40mg compared to Oraycea (p = 0.0004). All statistical tests used were two-sided, with α=0.05 as level of significance. There were no related serious adverse events reported during the study for those subjects who were studied with DFD-29 40mg.

We rely on, and partner with, other companies to develop product candidates and third-party contract research organizations (“CROs”) to conduct clinical trials on our behalf. For example, our agreement with DRL for the regulatory submission and approval for DFD-29 is heavily reliant on DRL’s ability to conduct clinical manufacturing for clinical supply of product, attending FDA meetings, advising on the Phase III study design, assisting in identifying third-party CROs, and drafting and advising on the NDA and other regulatory submissions. Our reliance on third-party CROs may adversely affect our development timelines if the third-party CROs do not meet the requirements or satisfy the obligations required to obtain regulatory approval. Any significant delays caused by our collaboration partner or third-party CROs may have an adverse effect on our development timelines or otherwise may delay approval and commercialization of DFD-29.

Intellectual Property

General

We rely on a combination of contractual provisions, confidentiality policies and procedures and patent, trademark, copyright and trade secrecy laws to protect the proprietary aspects of our technology and business. Three of our marketed products, Accutane, Targadox, and Exelderm, do not have patent protection and/or otherwise not eligible for patent protection. As part of our development and acquisition strategy, we place a strong emphasis on the patent protection for potential products.

Four of our marketed products, Qbrexza Amzeeq, Zilxi, and Ximino, as well as DFD-29, currently have patent protection.

Qbrexza Patents

We own or have an exclusive license to 22 issued U.S. patents and 41 issued foreign patents, which include granted European patent rights that have been validated in selected European Patent Organization (“EPO”) member states (Switzerland, Germany, Spain, France, Great Britain, Ireland, and Italy), Australia, Canada, Mexico, Israel, Japan, Hong Kong, Korea, and New Zealand, Singapore, and South Africa, and six pending U.S. patent applications, one pending Patent Cooperation Treaty application, and 16 pending foreign patent applications. Of these patents and patent applications:

There are 15 issued U.S. patents, 28 issued foreign patents (AU, CA, selected EP member states, Mexico, Japan, Hong Kong, Korea, New Zealand, Singapore, and South Africa), four pending U.S. patent applications and eight pending foreign applications (in Canada, the European Patent Office, Mexico, Japan, Hong Kong, and Korea) as well as one pending PCT application, all relating to Qbrexza. We own 11 of the issued U.S. patents, three of the pending U.S. patent applications, 18 of the issued foreign patents, and six of the pending foreign applications, and have exclusively licensed from Rose U worldwide rights to four of the issued U.S. patents, one pending U.S. patent application, ten issued foreign patents, and two pending foreign patent applications. The issued Qbrexza patents contain claims directed to individually packaged wipes for the treatment of hyperhidrosis where the wipes contain a composition comprising Qbrexza or other related compounds, and methods of alleviating hyperhidrosis using such compositions and contain claims directed to compositions comprising Qbrexza or other related compounds, individually packaged wipes comprising such compositions, absorbent pads comprising Qbrexza pharmaceutical compositions and methods of treating hyperhidrosis with topical administration of Qbrexza or other related compounds. The issued U.S. and foreign patents relating to Qbrexza will expire between 2028 and 2033 and the pending U.S. and foreign patent applications relating to Qbrexza, if issued, will expire between 2028 and 2034.

Amzeeq, Zilxi & the Molecular Stabilizing Technology Platform

We own 25 issued U.S. patents and 10 issued foreign patents, and 7 pending U.S. patent applications, 1 pending Patent Cooperation Treaty application, and 6 pending foreign patent applications. Of these patents and patent applications:

●	There are 12 issued U.S. patents, 10 issued foreign patents (Australia, Canada, Israel, Mexico, South Africa), 3 pending U.S. patent applications and 5 pending foreign applications (India, Canada, EPO, Israel, Mexico) as well as 0 pending PCT applications, all relating to Amzeeq. The issued Amzeeq patents contain claims directed to compositions and use of the compositions (method claims). The issued U.S. and foreign patents relating to Amzeeq will expire between 2030 and 2037 and the pending U.S. and foreign patent applications relating to Amzeeq will expire between 2030 and 2037.
●	There are 8 issued U.S. patents, 9 issued foreign patents (Australia, Canada, Israel, Mexico, South Africa), 2 pending U.S. patent applications and 4 pending foreign applications (India, EPO, Canada), all relating to Zilxi. The issued Zilxi patents contain claims directed to compositions and use of the compositions (method claims). The issued U.S. and foreign patents relating to Zilxi will expire between 2030 and 2037 and the pending U.S. and foreign patent applications relating to Zilxi will expire between 2030 and 2037.
●	Other Patents related to MST but not products directly are 11 issued U.S. patents, 3 pending U.S. patent applications, and 2 pending foreign applications (Canada and Taiwan) as well as 1 pending PCT application. The issued U.S. patents will expire between 2028 and 2030 and the pending U.S. and foreign patent applications will expire between 2020 and 2040.

DFD-29 Patents

With regard to DFD-29, we have an exclusive license to one U.S. patent family including two issued U.S. patents, one allowed U.S. patent application, and one soon-to-be-filed U.S. continuation application, as well as eight foreign pending patent applications (one in each of Australia, Canada, Europe, Japan, Korea, Mexico, New Zealand, and South Africa) covering methods of treating an inflammatory skin condition by selecting and administering an oral composition comprising reduced dose of minocycline and the relevant pharmacokinetic parameters, and we intend to pursue composition-of-matter patents, where possible, and dosage and formulation patents, as well as method-of-use patents on novel indications for known compounds. The two issued U.S. patents will expire in 2039.

Ximino Patents

In addition, we have an exclusive license to patents related to Ximino, including six issued U.S. patents. These patents cover the Ximino, methods of treatment, and related dosage forms and strengths, and will expire between 2025 and 2027.

Additional Intellectual Property and Proprietary Right Protection

We also use other forms of protection, such as trademark, copyright, and trade secret protection, to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach will provide us with proprietary positions for our product candidates, where available. Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for any product candidates, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and elsewhere in the world.

Patents and other proprietary rights are crucial to the development of our business. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents, supported by regulatory exclusivity, or are effectively maintained as trade secrets.

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in derivation proceedings declared by the USPTO to determine proper inventorship of a claimed of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may be extended through the patent term restoration program, although any such extension could still be minimal.

If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology, neither of which may be possible. In the event of litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license under the disputed rights of such third party, and/or require us to cease use of the technology. Moreover, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would involve substantial costs.

Other Intellectual Property Rights

We depend upon trademarks, trade secrets, and continuing technological advances to develop and maintain our competitive position. We also depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. This knowledge and experience we call “know-how.” To help protect our proprietary know-how that is not patentable, and for inventions for which patents may be difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all employees, scientific advisors, consultants, collaborators and other contractors, upon commencement of a relationship with us, to enter into confidentiality agreements, which prohibit the disclosure of confidential information and, in the case of parties other than our research and development collaborators, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not; however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

There can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition or that our confidentiality agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property.

We may find it necessary to initiate litigation to enforce our patent rights, to protect our intellectual property or trade secrets or to determine the scope and validity of the proprietary rights of others. Litigation is costly and time-consuming and there can be no assurance that our litigation expenses will not be significant in the future or that we will prevail in any such litigation.

Competition

Pharmaceutical Industry

Our competitors include pharmaceutical companies and biotechnology companies, as well as universities and public and private research institutions. In addition, companies that are active in different but related fields represent substantial competition for us. Many of our competitors have significantly greater capital resources, larger research and development staffs and facilities and greater experience in drug development, regulation, manufacturing and marketing than we do. These organizations also compete with us to recruit qualified personnel, attract partners for joint ventures or other collaborations, and license technologies that are competitive with ours. To compete successfully in this industry, we must identify novel and unique drugs or methods of treatment and then complete the development of those drugs as treatments in advance of our competitors.

Dermatology Sector

The dermatology competitive landscape is highly fragmented, with a large number of midsize and smaller companies competing in both the prescription sector and the OTC sector. Our competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and OTC products that target the same diseases and conditions that we are targeting in dermatology. Competitive factors vary by product line and geographic area in which our products are sold. The principal methods of competition for our products include quality, efficacy, market acceptance, price, and marketing and promotional efforts.

Branded products often must compete with therapeutically similar branded or generic products or with generic equivalents. Such competition frequently increases over time. For example, if competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products could be subject to progressive price reductions and/or decreased volume of sales. To successfully compete for business, we must often demonstrate that our products offer not only medical benefits, but also cost advantages as compared with other forms of care. Accordingly, we face pressure to continually seek out technological innovations and to market our products effectively.

Our major competitors, including Galderma Laboratories, Sol-Gel Technologies, Almirall, Verrica Pharmaceuticals, Cassiopea, MC2 Therapeutics, EPI Health, Sun Pharma, Leo Pharma, Arcutis Biotherapeutics, Mayne Pharma, and Ortho Dermatologics, among others, vary depending on therapeutic and product category, dosage strength and drug-delivery systems, among other factors.

Generic Competition

We face increased competition from manufacturers of generic pharmaceutical products, who may submit applications to the FDA seeking to market generic versions of our products. In connection with these applications, the generic drug companies may seek to challenge the validity and enforceability of our patents through litigation. When patents covering certain of our products (if applicable) expire or are successfully challenged through litigation or in USPTO proceedings, if a generic company launches a competing product “at risk,” or when the regulatory or licensed exclusivity for our products (if applicable) expires or is otherwise lost, we may face generic competition as a result. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required to be utilized before or in preference to the branded version under third-party reimbursement programs, or substituted by pharmacies. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits, but also cost advantages as compared with other forms of care. Generic products generally face intense competition from other generic equivalents (including authorized generics) and therapeutically similar branded or generic products.

Supply and Manufacturing

We have limited experience in manufacturing products for clinical or commercial purposes, and we currently do not have any internal manufacturing capabilities. We currently rely upon multiple contract manufacturers to produce our products and clinical supply of product candidates and will continue to rely upon contract manufacturers for any current or future product candidates under current Good Manufacturing Practice (“cGMP”) regulations for use in pre-clinical and clinical activities. Due to the risks associated with reliance on third-party manufacturing risk, as part of our current and future strategy of licensing, acquiring, or the future development of assets, we currently, and will continue to, secure manufacturing agreements with either a counterparty to a transaction, with one or more of our contract manufacturers or additional contract manufacturers. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful. Our third-party manufacturers have a limited number of facilities in which our product candidates can be produced and may have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control. We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the Drug Enforcement Administration and corresponding state and European agencies to ensure strict compliance with cGMPs and other state and federal regulations. We do not have control over third-party manufacturers’ compliance with these regulations and standards, other than through contractual obligations. If they are deemed out of compliance with cGMPs, product recalls could result, inventory could be destroyed, production could be stopped, and supplies could be delayed or otherwise disrupted.

If we need to change manufacturers during the clinical or development stage for product candidates or after commercialization for our approved products, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

Government and Industry Regulations - Overview

FDA Regulations

Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, impose substantial regulations upon any potential clinical development and the manufacture and marketing of our products. Before marketing in the U.S., any drug that we may develop must undergo rigorous pre-clinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FDCA. The FDA regulates, among other things, the pre-clinical and clinical testing, safety, efficacy, approval, manufacturing, record keeping, lot traceability, individual serialization, adverse event reporting, packaging, labeling, storage, advertising, promotion, export, sale and distribution of biopharmaceutical products.

The regulatory review and approval process is lengthy, expensive and uncertain. In the event that we acquire or develop a clinical stage asset, we will be required to submit extensive pre-clinical and clinical data and supporting information to the FDA for each indication or use to establish a product candidate’s safety and efficacy before we can secure FDA approval to market or sell a product in the U.S. The approval process may take many years, depending on the stage of development of a target asset, and requires the expenditure of substantial resources and may involve ongoing requirements for post-marketing studies or surveillance.

Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practices, and must be conducted pursuant to an Investigational New Drug (“IND”) Application unless exempted.

For purposes of NDA approval, clinical trials are typically conducted in the following sequential phases:

Phase 1:

➢The drug is administered to a small group of humans, either healthy volunteers or patients, to test for safety, dosage tolerance, absorption, metabolism, excretion and clinical pharmacology.

Phase 2:

➢Studies are conducted on a larger number of patients to assess the efficacy of the product, to ascertain dose tolerance and the optimal dose range, and to gather additional data relating to safety and potential adverse events.

Phase 3:

➢Studies establish safety and efficacy in an expanded patient population.

Phase 4:

➢The FDA may require Phase 4 post-marketing studies to find out more about the drug’s long-term risks, benefits, and optimal use, or to test the drug in different populations.

The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination in future clinical trials, or that may increase the costs of these trials, include:

●	slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study or other factors;
●	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site’s review board;
●	longer treatment time required to demonstrate efficacy or determine the appropriate product dose;
●	insufficient supply of the drug candidates;
●	adverse medical events or side effects in treated patients; and
●	ineffectiveness of the drug candidates.

In addition, the FDA, equivalent foreign regulatory authority, or a data safety monitoring committee for a trial may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk, or for futility. Any drug is likely to produce some toxicity or undesirable side effects in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long period of time. Unacceptable toxicity or side effects may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or clinical trials of drug candidates. The appearance of any unacceptable toxicity or side effect could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

Sponsors of drugs may apply for a special protocol assessment (“SPA”) from the FDA. The SPA process is a procedure by which the FDA provides official evaluation and written guidance on the design and size of proposed protocols that are intended to form the basis for an NDA. However, final marketing approval depends on the results of efficacy, the adverse event profile and an evaluation of the benefit/risk of treatment demonstrated in the Phase 3 trial. The SPA agreement may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of a substantial scientific issue essential to product safety or efficacy.

Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for its intended use by submitting to the FDA an NDA, Abbreviated NDA (“ANDA”), 510(K) or Biologics License Application (“BLA”) containing the pre-clinical and clinical data that have been accumulated, together with chemistry and manufacturing and controls specifications and information, and proposed labeling, among other things. The FDA may refuse to accept an NDA, ANDA, 510(K) or BLA for filing if certain content criteria are not met and, even after accepting an NDA, ANDA, 510(K) or BLA, the FDA may often require additional information, including clinical data, before approval of marketing a product.

It is also becoming more common for the FDA to request a Risk Evaluation and Mitigation Strategy (“REMS”), as part of an NDA, ANDA, 510(K) or BLA. The REMS plan contains post-market obligations of the sponsor to train prescribing physicians, monitor off-label drug use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

As part of the approval process, the FDA must inspect and approve each manufacturing facility. Among the conditions of approval is the requirement that a manufacturer’s quality control and manufacturing procedures conform to cGMP. Manufacturers must expend significant time, money and effort to ensure continued compliance, and the FDA conducts periodic inspections to certify compliance. It may be difficult for our manufacturers or us to comply with the applicable cGMPs, as interpreted by the FDA, and other FDA regulatory requirements. If we, or our contract manufacturers, fail to comply, then the FDA may not allow us to market products that have been affected by the failure.

If the FDA grants approval, the approval will be limited to those conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA, ANDA, 510(K), or BLA. Certain changes to an approved BLA, including, with certain exceptions, any significant changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding those contained in approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance, and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific details, information on cost-effectiveness, and clinical support for the use of a product to each payor separately. This can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and related services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

At the state level, there are also new laws and ongoing ballot initiatives that create additional pressure on drug pricing and may affect how pharmaceutical products are covered and reimbursed. A number of states have adopted or are considering various pricing actions, such as those requiring pharmaceutical manufacturers to publicly report proprietary pricing information, limit price increases or to place a maximum price ceiling or cap on certain products. Existing and proposed state pricing laws have added complexity to the pricing of pharmaceutical drug products.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, that it will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

International Regulations

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical trials and commercial sales and distribution of any product candidates. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.

Failure to comply with applicable federal, state and foreign laws and regulations would likely have a material adverse effect on our business. In addition, federal, state and foreign laws and regulations regarding the manufacture and sale of new drugs are subject to future changes.

PHRMA Code and April 3, 2003 Department of Health and Human Services Office of Inspector General, OIG Compliance Program for Pharmaceutical Manufacturers

We have established and implemented a corporate compliance program designed to prevent, detect and correct violations of state and federal healthcare laws, including laws related to advertising and promotion of our products that are in compliance with the PHRMA Code and the Health and Human Services Office of Inspector General (“OIG”) Compliance Program requirements for Pharmaceutical Manufacturers.

Healthcare Fraud, Waste and Abuse

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, violations of which can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs.

These laws are potentially applicable to us as both a manufacturer and a supplier of products reimbursed by federal healthcare programs, and they also apply to physicians and other potential purchasers of our products.

The federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b) prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Remuneration is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, coupons, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. Under the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b, a person or entity need not have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim, including items or services resulting from a violation of 42 U.S.C. § 1320a-7b, constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes fines against any person who is determined to have presented or caused to be presented claims to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal Anti-Kickback Statute and implementing regulations provide for certain exceptions for “safe harbors” for certain discounting, rebating or personal services arrangements, among other things. However, the lack of uniform court interpretation of the Anti-Kickback Statute, coupled with novel enforcement theories by government authorities, make compliance with the law difficult. Violations of the federal Anti-Kickback Statute can result in significant criminal fines, exclusion from participation in Medicare and Medicaid and follow-on civil litigation, among other things, for both entities and individuals.

In October 2019, the OIG issued a proposed rule to, among other things, add new safe harbors for certain value-based arrangements. Although the value-based proposals would not include pharmaceutical manufacturers among the entities that could permissibly enter into such contracting arrangements, the general trend toward outcomes and value-based contracts in the healthcare industry may continue. It is possible that payors, among other customers, could push manufacturers for novel contracting approaches, including those that would incorporate value-based principles, and these efforts could affect our business.

The civil False Claims Act and similar state laws impose liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act and similar state laws allow a private individual to bring civil actions on behalf of the federal or state government and to share in any monetary recovery. The Federal Physician Payments Sunshine Act and similar state laws impose reporting requirements for various types of payments to physicians and teaching hospitals. Failure to comply with reporting requirements under these laws could subject manufacturers and others to substantial civil money penalties.

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the United States Department of Health and Human Services, the United States Department of Justice and individual United States Attorney offices within the Department of Justice, and state and local governments.

Drug Quality and Security Act (“DQSA”)

DQSA was enacted by Congress on November 27, 2013. Title II of DQSA, the Drug Supply Chain Security Act (“DSCSA”), outlines steps to build an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States. This is intended to enhance the FDA’s ability to help protect consumers from exposure to drugs that may be counterfeit, stolen, contaminated, or otherwise harmful. The system is also intended to improve detection and removal of potentially dangerous drugs from the drug supply chain to protect U.S. consumers.

Additionally, the DSCSA directs FDA to establish national licensure standards for wholesale distributors and third-party logistics providers, and requires these entities report licensure and other information to FDA annually. The implementation and enforcement of complete unit level traceability of verifiable return serialization, including aggregation throughout the whole supply chain, is not required until November 27, 2023.

We are subject to, and required to be in compliance with, the DQSA. Our Company remains in compliance with the requirements promogulated by the DSCSA and intends on remaining vigilant with regards to any potential modifications to the act. For purposes of our business, we are considered both manufacturers and re-packagers under the act. Currently, we are in compliance with the DSCSA as it relates to our business and operations.

DSCSA: Recent FDA Announcement Regarding Certain Wholesale Distributor and Dispenser Verification Requirements Under DSCSA.

On October 22, 2020, the FDA announced a final guidance regarding enforcement of the DSCSA requirements for wholesale distributor verification of saleable returned products and dispenser verification of the product identifier for suspect and illegitimate product.

●	FDA does not intend to take action against wholesale distributors who do not, prior to November 27, 2023, verify a product identifier prior to further distributing returned product as required under the DSCSA. This provides wholesale distributors three additional years to comply with this requirement.
●	FDA also does not intend to take action against dispensers who do not, prior to November 27, 2023, verify the product identifier for suspect or illegitimate product in the dispenser’s possession or control. This provides dispensers three additional years to comply with this requirement.

Although the rule regarding wholesale distributor verification of saleable returned products does not directly apply to our Company, we will be required to assist our wholesale distributor customers by setting in place mechanics that would allow for traceability of returns in the supply chain. If we are not able to come into compliance of this rule, our wholesale distributor customers may not accept our returns on our behalf.

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

The vast majority of our operating income for the foreseeable future is expected to come from the sale of our dermatology products. Any setback that may occur with respect to such products could significantly impair our operating results and/or reduce our revenue and the value of our securities. Setbacks for such products could include, but are not limited to, issues related to: supply chain, shipping; distribution; demand; manufacturing; product safety; product quality; marketing; government regulation; pricing; reimbursement; licensing and approval; intellectual property rights; competition with existing or new products; product acceptance by physicians, other licensed medical professionals and patients; and higher than expected total rebates, returns or recalls.

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

Our products do and may compete with well-established products, both branded and generic, with similar or the same indications. We face increased competition from manufacturers of generic pharmaceutical products, who may submit applications to FDA seeking to market generic versions of our products. In connection with these applications, the generic drug companies may seek to challenge the validity and enforceability of our patents through litigation. When patents covering certain of our products expire or are successfully challenged through litigation or in USPTO proceedings, if a generic company launches a competing product “at risk,” or when the regulatory or licensed exclusivity for our products expires or is otherwise lost, we may face generic competition as a result.

The majority of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income Four of our marketed products, Qbrexza Amzeeq, Zilxi, and Ximino, as well as DFD-29, currently have patent protection.. Three of our marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. Accutane currently competes in the Isotretinoin market with five other AB rated products. Targadox faces AB rated generic competition. Exelderm may face AB rated generic competition in the future.

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

Our field sales force has been and is expected to continue to be an important contributor to our commercial success. Any disruptions to our relationship with our field sales force or the professional employer organization that employs our field sales force, could materially adversely affect our product sales. We currently rely, and may continue to rely, on professional employer organizations and staffing organizations for the employment of our field sales force.

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

Our current and potential future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and abroad. Our failure to obtain marketing approval for any current or future product candidates will prevent us from commercializing the product candidates. Further, any products or future products candidates we license or acquire will be subject to ongoing requirements and review by such regulatory authorities.

We have limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. To secure marketing approval, we will be required to establish a product candidate’s safety and efficacy by submitting extensive preclinical and clinical data and supporting information for each therapeutic indication. We will further be required to submit information about the product manufacturing and to undergo regulatory inspection of our third-party manufacturing facilities to ensure ongoing compliance with cGMP requirements.

Any of our current or future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. If our current or future product candidates receive(s) marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The marketing approval process, both in the United States and abroad, is time consuming and expensive. Approval may take many years, and if it is granted can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; the FDA or comparable foreign regulatory authorities may disagree with our development strategy; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication or is suitable to identify appropriate patient populations; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks.

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

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective. If the FDA or any regulatory authority limits the scope of our indication, or if we are unable to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected. Further, we are only permitted to promote our products for those indications specifically approved by the FDA and we are restricted from making communications regarding uses not approved and described in the product’s labeling. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to advisory or enforcement action by these authorities. In addition, our failure to follow FDA requirements or guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

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

Any current or future contract manufacturers we engage must comply with strictly enforced federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its establishment inspection program. Despite the existence of contract manufacturing agreements and shared cGMP responsibilities, our contract manufacturers’ may ignore these contractual provisions, or otherwise fail to meet the minimum standards set forth in the cGMP regulations, resulting in manufacturing non-compliance. This may go unnoticed or uncorrected despite our best efforts to regulatory audit or confirm the CMOs regulatory responsibilities. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recalls, re-stocking costs, damage to our reputation and potential for product liability claims.

If the CMOs upon which we rely to manufacture any current products, and any potential product candidates we may in-license or acquire, fail to deliver the required commercial quantities on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and we would lose potential revenues.

If serious adverse or unacceptable side effects are identified during the development of any current or future product candidates, we may need to abandon or limit our development of some of the other potential product candidates.

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

Any products or current or future product candidates we may license or acquire will be subject to ongoing regulatory and compliance requirements and oversight by the FDA and other regulatory authorities. These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and other licensed medical professionals and recordkeeping of the drug. The Food and Drug Administration Amendments Act of 2007 granted significant expanded authority to the FDA, much of which was aimed at improving the safety of drug products before and after approval. The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. While physicians and other healthcare providers may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the practice of medicine, including the clinical behavior of physicians and other healthcare providers in their choice of treatments. Regulatory authorities do; however, restrict communications by pharmaceutical companies on the subject of off-label use.

Violations of the FDCA relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any current products or current or future product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors for the sales of our products and sales to customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute (“AKS”) and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any current products or current or future product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	AKS, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. The OIG continues to make modifications to existing AKS safe harbors which may increase liability and risk as well as adversely impact sales relationships. On November 20, 2020, the OIG issued the final rule for Safe Harbors under the AKS. This new final rule creates additional safe harbors, including ones pertaining to patient incentives. The final rule also removed safe harbor protections for rebates and other reductions in price paid by manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers acting under contract with plan sponsors, unless the reduction in price is required by law. The OIG is able to modify safe harbors as well as regulatory compliance requirements, which could impact our business adversely. If the removal of safe harbors for rebates takes effect, our ability to negotiate coverage and formulary placement for Part D plans may be affected. The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Data collection began on August 1, 2013 with requirements for manufacturers to submit reports to CMS by March 31, 2014 and 90 days after the end of each subsequent calendar year. Disclosure of such information was made by CMS on a publicly available website beginning in September 2014;

●	Increased OIG scrutiny on the sale of our products through specialty pharmacies by means of direct investigation or by issuance of unfavorable Opinion Letters which may curtail or hinder the sales of our products based on risk of enforcement upon our-selves or our buyers;
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers;
●	state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
●	state and foreign laws governing the privacy and security of health information in certain circum-stances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “PPACA” or collectively, the “ACA”), was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. By way of example, the ACA: increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology under which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation (“CMMI”) at the CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been enacted. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, a process that is commonly referred to as the “individual mandate.” In addition, the Further Consolidated Appropriations Act of 2020 permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, it also eliminated the health insurer tax. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court reversed the Fifth Circuit’s ruling, holding that the challengers lacked standing to sue and otherwise abstaining from reaching the merits of the case. There may be other efforts to challenge, repeal, or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

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

President Biden intends, as his predecessor did, to take action against drug prices which are considered “high.” Such measures could be addressed in a legislative package later in 2021 or with the reauthorization of the Prescription Drug User Fee Act in 2022 as part of a package bill. Drug pricing continues to be a subject of debate at the executive and legislative levels of U.S. government and we expect to see legislation focusing on this in the coming year. The American Rescue Plan Act of 2021 signed into law by President Biden on March 14, 2021 includes a provision that will eliminate the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. With the elimination of the rebate cap, manufacturers may be required to compensate states in an amount greater than what the state Medicaid programs pay for the drug.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through December 31, 2021, unless additional congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, to review the relationship between pricing and manufacturer patient assistance programs, and to reform government program reimbursement methodologies for pharmaceutical products. The Prescription Drug Pricing Reduction Act, which was introduced in Congress in 2019, and again in 2020, proposed to, among other things, penalize pharmaceutical manufacturers for raising prices on drugs covered by Medicare Parts B and D faster than the rate of inflation, cap out-of-pocket expenses for Medicare Part D beneficiaries, and proposes several changes to how drugs are reimbursed in Medicare Part B. A similar drug pricing bill, the Elijah E. Cummings Lower Drug Costs Now Act proposes to enable direct price negotiations by the federal government for certain drugs (with the maximum price paid by Medicare capped based on an international index), requires manufacturers to offer these negotiated prices to other payors, and restricts manufacturers from raising prices on drugs covered by Medicare Parts B and D. This Act passed in the House of Representatives when it was introduced in 2019, and it has been introduced again in the 2021 term. We cannot predict whether any proposed legislation will become law and the effect of these possible changes on our business cannot be predicted at this time.

Further, CMS has significant regulatory authority to promulgate regulations and impose other compliance requirements that may increase our compliance costs and impact our ability to attain profitability and market our current products and any current or future product candidates. CMS sets coverage and reimbursement rates for Medicare and oversees the implementation of Medicaid at the state level. CMS could modify or impose coverage restrictions or modify reimbursement rates on any of our current products or any current or future product candidates in a manner that could adversely impact our business. For example, on January 8, 2021, CMS approved Tennessee’s Medicaid section 1115 demonstration application, granting the state the unprecedented ability to implement a closed drug formulary without foregoing the state’s entitlement to rebates under the Medicaid Drug Rebate Program. Implementation of a closed formulary could mean that our products could be excluded from coverage under Medicaid. It is unclear whether the Biden Administration will reverse or modify Tennessee’s section 1115 demonstration approval.

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

We may not be able to initiate any future clinical trials for any current or future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors may have ongoing clinical trials for product candidates that treat the same indications as our current or potential future product candidates, and patients who would otherwise be eligible for any future clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors, including:

●	the severity of the disease under investigation;
●	the eligibility criteria for a study;
●	the perceived risks and benefits of the product candidate under study;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and

●	the proximity and availability of clinical trial sites for prospective patients.

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

We face, and will continue to face, competition in the development and marketing of products from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including specialty and other large pharmaceutical companies, and OTC companies and generic manufacturers. The dermatology competitive landscape is highly fragmented, with many mid-size and smaller companies competing in the prescription sector. Our competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and OTC products targeting the same diseases, conditions, and indications as our products. There can be no assurance that our competitors’ developments, including the development of other drug technologies and methods of preventing the incidence of disease, will not render our current products or current or future product candidates obsolete or noncompetitive.

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

In order to commercialize any current or future product candidates that have not yet received marketing approval, we may need to build additional marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services tailored to those products, and we may not be successful in doing so. In the event of successful development and regulatory approval of any potential new product candidate, we expect to build a targeted specialist field sales force to market or co-promote that specific product. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a field sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a future product candidate for which we recruit a field sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We rely on third parties to supply raw materials, to manufacture, warehouse, and distribute our products, as well as to provide customer service support, medical affairs services, clinical studies, sales, and other technical and financial services. All third-party suppliers and contractors are subject to FDA requirements, as well as those of comparable regulatory authorities. Our business and financial viability are dependent on the continued supply of goods and services by these third parties, the regulatory compliance of these third parties and on the strength, validity and terms of our various contracts with these third parties. Any interruption or failure by our suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us on schedule or in accordance with our expectations, misappropriation of our proprietary information, including trade secrets and know-how, or any termination by these third parties of their arrangements with us, which, in each case, could be the result of one or many factors outside of our control, could delay or prevent the future development, future approval, manufacture or commercialization of our products, result in non-compliance with applicable laws and regulations, cause us to incur failure-to-supply penalties with our wholesale customers, disrupt our operations or cause reputational harm to our company, any or all of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We may also be unsuccessful in resolving any underlying issues with such suppliers, distributors and partners or replacing them within a reasonable time and on commercially reasonable terms.

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

Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our manufacturing, sales or drug development programs. For example, the loss of clinical trial data from completed clinical trials for product candidates that we may license or acquire could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of future product candidate may be delayed.

Risks Related to our Growth

A significant part of our future growth may depend on our ability to identify and acquire or in-license products, and if we do not successfully identify and acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.

An important part of our business strategy is to continue to develop a pipeline of product candidates by acquiring or in-licensing products, product candidates, businesses or technologies that we believe are a strategic fit with our focus on the dermatological marketplace. Future in-licenses or acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;
●	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
●	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed technologies in the current economic environment;
●	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;
●	higher than expected acquisition and integration costs;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and
●	inability to retain key employees of any acquired businesses.

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

Our growth is subject to economic and political conditions.

Our business is affected by global and local economic and political conditions as well as the state of the financial markets, inflation, recession, financial liquidity, currency volatility, growth, and policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Political changes, including war or other conflicts, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location.

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

As of December 31, 2021, our major marketed products, which have been approved by the FDA for sale in the United States include Qbrexza®, Accutane®, Targadox®, Ximino®, and Exelderm® Cream and Solution. However, our business remains dependent on the successful development and regulatory approval of additional product candidates.

On June 29, 2021, we entered into a license, collaboration, and assignment agreement with DRL to initiate a Phase III clinical development program for a collaborative product candidate, DFD-29, that is being evaluated for the treatment of inflammatory lesions of rosacea. The success of our business, including our ability to finance our company and generate additional revenue in the future, may depend on the successful development and regulatory approval of the DFD-29 product candidate and any future product candidates that we may develop, in-license or acquire.

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

Clinical drug development is very expensive, time-consuming and difficult to design and implement, and its outcome is inherently uncertain. Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through clinical trials that a product candidate is both safe and effective for use in the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. The clinical trials for these product candidates may take significantly longer than expected to complete. In addition, we, any partner with which we currently or may in the future collaborate, the FDA, an institutional review board (“IRB”) or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

●	discovery of serious or unexpected adverse events, toxicities, or side effects experienced by study participants or other safety issues;
●	lack of effectiveness of any product candidate during clinical trials or the failure of a product candidate to meet specified endpoints;
●	slower than expected rates of subject recruitment and patient enrollment in clinical trials resulting from numerous factors, including the prevalence of other companies’ clinical trials for their product candidates for the same indication, such as atopic dermatitis;

●	difficulty in retaining subjects who have initiated participation in a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;
●	difficulty in obtaining IRB approval for studies to be conducted at each site;
●	delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;
●	inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;
●	changes in applicable laws, regulations and regulatory policies;
●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective CROs, clinical trial sites and other third-party contractors;
●	inability to add a sufficient number of clinical trial sites;
●	uncertainty regarding proper dosing;
●	failure of our CROs or other third-party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;
●	failure by us, our employees, our CROs or their employees or any partner with which we may collaborate or their employees to comply with applicable FDA or other regulatory requirements relating to the con-duct of clinical trials or the handling, storage, security and recordkeeping for drug and biologic products;
●	scheduling conflicts with participating clinicians and clinical institutions;
●	failure to design appropriate clinical trial protocols;
●	inability or unwillingness of medical investigators to follow our clinical protocols;
●	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data; or
●	insufficient data to support regulatory approval.

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

We rely heavily on third parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and GLP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may not accept or data, or may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot provide assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or preclinical studies complies with applicable GCP and GLP requirements. In addition, our clinical trials must generally be conducted with products manufactured and produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons, including:

●	the FDA or the applicable foreign regulatory body may disagree with the design, implementation, choice of dose, analysis plans or interpretation of the outcome of one or more clinical trials;
●	the FDA or the applicable foreign regulatory body may not deem a product candidate safe and effective for its proposed indication, or may deem a product candidate’s safety or other perceived risks to out-weigh its clinical or other benefits;
●	the FDA or the applicable foreign regulatory body may not find the data from preclinical studies and clinical trials, including the number of subjects in the safety database, sufficient to support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or the applicable foreign regulatory body for approval;
●	the FDA or the applicable foreign regulatory body may disagree with our interpretation of data from pre-clinical studies or clinical trials performed by us or third parties, or with the interpretation of any partner with which we may collaborate;
●	the data collected from clinical trials may not be sufficient to support the submission and approval of an NDA, BLA or other applicable regulatory filing;
●	the FDA or the applicable foreign regulatory body may require additional preclinical studies or clinical trials;
●	the FDA or the applicable foreign regulatory agency may identify deficiencies in the formulation, manufacturing, quality control, labeling or specifications of our current or any future product candidates;
●	the FDA or the applicable foreign regulatory agency may require clinical trials in pediatric patients in order to establish pharmacokinetics or safety for this more drug-sensitive population;
●	the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials;
●	the FDA or the applicable foreign regulatory agency may grant approval but impose substantial and costly post-approval requirements;
●	the FDA or the applicable foreign regulatory agency may approve our current or any future product candidates for a more limited indication or a narrower patient population than we originally requested;
●	the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our current or any future product candidates;

●	the FDA or the applicable foreign regulatory body may not approve of the manufacturing processes, controls or facilities of third-party manufacturers or testing labs with which we contract; or
●	the FDA or the applicable foreign regulatory body may change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-inventor-to-file provisions, which became effective on March 16, 2013. Courts continue to consider the constitutionality of certain provisions of the Leahy-Smith Act, including the Supreme Court in a recent decision affecting inter partes review procedures. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

In the U.S., the Hatch-Waxman Act provides non-patent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound in an NDA. The FDA, with one exception, is prohibited during those five years from accepting for filing a generic, or ANDA that references the NDA. In reference to the foregoing exception, if a patent is indexed in the FDA Orange Book for the new drug compound, a generic may file an ANDA four years from the NDA approval date if it also files a Paragraph IV Certification with the FDA challenging the patent. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA. However, the NDA applicant would be required to conduct its own pre-clinical and adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.

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

In December 2019, a novel strain of coronavirus, which causes a disease referred to as COVID-19, was first detected in Wuhan, China and has since spread worldwide. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak had evolved into a pandemic. In response to the pandemic, many governments around the world are implementing a variety of control measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses.

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

Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our product revenues, as well as adversely impact our business generally, include:

●	the changes in buying patterns throughout our supply chain caused by lack of normal access by patients to the healthcare system and concern about the continued supply of medications, which may increase or decrease demand for our products;
●	adverse effects on our manufacturing operations, supply chain and distribution systems, which may im-pact our ability to produce and distribute our products, as well as the ability of third parties to fulfill their obligations to us and could increase our expenses;
●	the risk of shutdown in countries where we rely, or may rely, on CMOs to provide commercial manufacture of our products, clinical batch manufacturing of our product candidates, including DFD-29, or the procurement of active pharmaceutical ingredients or other manufacturing components for our products or product candidates, which may cause delays or shortages in our product supply and/or the timing of any our clinical trials;
●	the risk that the COVID-19 pandemic may intensify other risks inherent in our business; and
●	the possibility that third parties on which we rely for certain functions and services, including CMOs, suppliers, distributors, logistics providers, and external business partners, may be adversely impacted by restrictions resulting from COVID-19, which could cause us to experience delays or incur additional costs.

Risks Related to Our Finances and Capital Requirements

Although we have been cash flow positive since the end of 2017, we may incur losses in the foreseeable future and may not be able to regain or maintain profitability.

Even though we are a cash generating, commercial organization, we have a limited operating history. We have focused primarily on in-licensing, developing, commercializing and/or manufacturing and selling our products. Potential future losses, among other things, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with commercialization and/or developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or if we will be able to maintain profitability. Any future net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Capital Market (“Nasdaq”).

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Given our recent IPO, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” (“EGC”), as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

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

Our Second Amended and Restated Certificate of Incorporation and bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include certain provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships;
●	provide that, after a removal for cause, vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
●	prohibit cumulative voting in the election of directors;
●	require majority voting to amend our certificate of incorporation and bylaws;
●	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
●	restrict the forum for certain litigation against us to Delaware or federal courts;
●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
●	bestow majority control of the stockholder vote to Fortress by virtue of their exclusive ownership of our Class A Common Stock.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time without the approval of our board of directors. In addition, our credit facility includes, and other debt instruments we may enter into in the future may include, provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal controls over financial reporting. Significant resources and management oversight is required to maintain and, if required, improve our disclosure controls and procedures and internal controls over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

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

Reduced reporting and disclosure requirements applicable to us as an EGC could make our common stock less attractive to investors.

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

Our shares of common stock are subject to potential delisting if we do not continue to maintain the listing requirements of Nasdaq.

We list our shares of common stock on Nasdaq under the symbol “DERM.” Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from Nasdaq, would make it more difficult for shareholders to sell our securities and more difficult to obtain accurate price quotations on our securities. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

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

If the shared services agreement with Fortress is terminated, we may incur significant costs and risks.

In November 2021, we entered into a shared services agreement with Fortress for them to continue to provide consulting services and the use of their personnel. If we separate from Fortress and the shared services agreement is terminated, we may incur significant costs, which might exceed our estimates. Additionally, we may incur some negative effects from a termination of shared services with Fortress, as we will likely have substantially fewer resources than Fortress.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates, judgments, and assumptions used in our financial statements include, but are not limited to, those related to revenue recognition, accounts receivable and related reserves, useful lives and realizability of long-lived assets, research and development costs, assumptions used in the valuation of warrants, accounting for stock-based compensation, and valuation allowances against deferred tax assets. These estimates are periodically reviewed for any changes in circumstances, facts, and experience. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on our best judgment, historical experience, information derived from third parties and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our judgments prove to be wrong, assumptions change or actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation and income taxes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 9237 E Via de Ventura Blvd. Suite 105, Scottsdale, AZ 85258. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

In June 2017, we extended our lease for 2,295 square feet of office space in Scottsdale, AZ by one year, at an average annual rent of approximately $55,000. We originally took occupancy of this space in November 2014.

In August 2018, we amended our lease and entered into a new two-year extension for 3,681 square feet of office space in a larger suite at the same location in Scottsdale, AZ at an annual rate of approximately $0.1 million. The term of this amended lease commenced on December 1, 2018 and expired on November 30, 2020.

In August 2020, we entered into a third amendment to our lease and agreed to a new 25-month extension of the same office space in Scottsdale, AZ at an average annual rent of $0.1 million. The term of this third lease amendment to the lease commenced on December 1, 2020, and will expire on December 31, 2022.

Item 3. Legal Proceedings

Qbrexza Patent Litigation

On March 31, 2021 we executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”), and the transaction closed on May 14, 2021. Pursuant to the terms of the Qbrexza APA, we acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon closing of the Qbrexza purchase, we became substituted for Dermira as the plaintiff in, and are currently vigorously litigating, U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Perrigo Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that were acquired pursuant to the Qbrexza APA. The Perrigo Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application (“ANDA”). The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Perrigo Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

On March 4, 2022, we filed a complaint against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. in the U.S. District Court of Delaware (the “Teva Patent Litigation”) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that were acquired pursuant to the Qbrexza APA. The Teva Patent Litigation was initiated following the submission by Teva, in accordance with the procedures set out in the Hatch-Waxman Act, of an ANDA. The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Teva is subject to a 30-month stay preventing it from selling a generic version. The stay should expire no earlier than August 8, 2024. Trial in the Teva Patent Litigation has not yet been scheduled. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

Amzeeq Patent Litigation

Upon completion of the Acquisition, we became substituted for VYNE as the plaintiff in U.S. patent litigation commenced by VYNE on August 9, 2021 in the U.S. District Court of Delaware (the “Padagis Patent Litigation”) against Padagis Israel Pharmaceuticals Ltd. (F/K/A Perrigo Israel Pharmaceuticals Ltd.) (“Padagis”) alleging infringement of certain patents covering Amzeeq® (the “Amzeeq® Patents”), which are included among the proprietary rights to Amzeeq® that were acquired pursuant to the APA. The Padagis Patent Litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Hatch-Waxman Act, of an ANDA. The ANDA seeks approval to market a generic version of Amzeeq® prior to the expiration of the Amzeeq® Patents and alleges that the Amzeeq® Patents are invalid. Padagis is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on December 30, 2023. Journey is seeking, among other relief, an order that the effective date of any United States Food and Drug Administration approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Trial in the Padagis Patent Litigation is scheduled for July 10, 2023. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

See “Risk Factors - Risks Related to Intellectual Property, Generic Competition and Paragraph IV Litigation.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information

Our common stock is listed on the NASDAQ Capital Market and trades under the symbol “DERM.” We commenced trading on the NASDAQ Capital Market on November 12, 2021. Prior to November 12, 2021 there was no public market for our common stock.

Equity Compensation Plans

We do not maintain any deferred compensation, retirement, pension or profit-sharing plans. Our board of directors has adopted an incentive plan, allowing for the grant of equity and cash-based awards to our employees and directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2021, with respect to all of our equity compensation plans in effect on that date:

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities reflected
Plan Category	options (1)	options	in column 1) (2)
Equity compensation plans approved by security holders	2,104,334	$0.79	1,020,661

(1) Reflects the number of shares of common stock to be issued upon exercise of outstanding options under our Journey Medical 2015 Stock Plan. This figure does not include 715,030 outstanding restricted stock units that were issued under the Journey Medical 2015 Stock Plan.

(2) Reflects 1,020,661 shares available for future issuance under the Journey Medical 2015 Stock Plan.

Subject to adjustment as provided in the 2015 Plan, the total aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 4,642,857, of which 1,020,661 shares remain available for future issuance as of December 31, 2021.

Sales of Unregistered Securities

Since January 1, 2018, we have made the issuances of our unregistered securities described below. Also included is the consideration received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

On March 31, 2021, we held the initial closing of a private placement offering (the “Private Placement”) of our 8% Cumulative Convertible Class A Preferred Stock (the “Class A Preferred Stock”), pursuant to a private placement agreement with National Securities Corporation, currently owned by B. Riley Securities, as placement agent. In connection with the initial closing of the Private Placement, we issued 502,480 shares of our Class A Preferred Stock at a price of $25.00 per share, for gross proceeds of approximately $12,562,000.

On April 30, 2021, we issued and sold 28,000 shares of our Class A Preferred Stock in a subsequent closing of the Private Placement at a purchase price of $25.00 per share, for gross proceeds of approximately $700,000.

On June 18, 2021, we issued and sold 43,800 shares of our Class A Preferred Stock in a subsequent closing of the Private Placement at a purchase price of $25.00 per share, for total gross proceeds of approximately $1,080,000.

On July 15, 2021, we issued and sold 177,400 shares of our Class A Preferred Stock in a subsequent closing of the Private Placement at a purchase price of $25.00 per share, for total gross proceeds of approximately $4,435,000.

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

Use of Proceeds from Sales of Registered Securities

On November 12, 2021, our registration statement on Form S-1 (File No. 333-260436) was declared effective by the SEC. Pursuant to such Registration Statement, we sold an aggregate of 3,520,000 shares of our common stock at a price of $10.00 per share for gross proceeds of $35.2 million and net proceeds of $30.6 million after deducting underwriter’s discounts, commissions and expenses. We closed the offering on November 16, 2021. B.Riley Securities acted as sole book-running manager for the offering, and Roth Capital Partners acted as co-manager.

There has been no material change in the expected use of the net proceeds from our initial public offering (“IPO”) as described in our final prospectus filed with the SEC on November 12, 2021 pursuant to Rule 424(b) under the Securities Act.

Holders

As of December 31, 2021, there were approximately 206 holders of record for our common stock and 1 holder of record for our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Securities Authorized for Issuance under Equity Compensation Plans

Subject to adjustment as provided in the 2015 Plan, the total aggregate number of shares of our common stock reserved and available for issuance pursuant to awards granted under the 2015 Plan is 4,642,857, of which 1,020,661 shares remain available for future issuance as of December 31, 2021.

Item 6. [RESERVED.]

Item 7. Management’s Discussion and Analysis of the Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein and in our Annual Report on Form 10-K for the year ended December 31, 2020. As used below, the words “we,” “us” and “our” may refer to Journey Medical Corporation.

Overview

We are a commercial-stage pharmaceutical company founded in October 2014 that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes seven branded and three authorized generic prescription drugs for dermatological conditions that are actively marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life and physicians and other licensed medical professionals to provide better care for their patients. We aim to acquire rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through our exclusive field sales organization.

On November 16, 2021, we completed an IPO of our common stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

Prior to our IPO our operations were primarily financed through a working capital note from Fortress Biotech, Inc. (“Fortress”), referred to herein as the “Fortress Note,” cash generated by operations and cash raised in our private offering of our 8% Cumulative Convertible Class A Preferred Stock (“Class A Preferred Stock”). In connection with the closing of our IPO on November 16, 2021, we issued 2,231,346 shares of common stock resulting from the conversion of all of the Class A Preferred Stock. In addition, the Fortress Note was converted into 1,476,044 shares of Journey common stock at our IPO price of $10.00 per share.

We expect our expenses will increase substantially for the foreseeable future as we pursue business development opportunities, commercialize, and market new products and incur additional costs associated with operating as a public company. To date, our business has not been materially impacted by COVID-19; however, depending on the extent of the ongoing pandemic, it is possible that our business, financial condition and results of operations could be materially and adversely affected by COVID-19 in the future.

Our cash and cash equivalents balance was $49.1million at December 31, 2021.

Recent Subsequent Highlights (“VYNE Product Acquisition”)

In January 2022, we acquired AMZEEQ (minocycline) topical foam, 4%, and ZILXI (minocycline) topical foam, 1.5%, two FDA-Approved Topical Minocycline Products and Molecule Stabilizing Technology (MST)™ from VYNE Therapeutics, Inc., which expands our product portfolio to seven actively marketed branded dermatology products.

These proprietary foam-based products optimize the topical delivery of minocycline, an active pharmaceutical ingredient that was previously available only in oral form. Approved by FDA nearly 50 years ago, minocycline is a well-established molecule that has been prescribed, in oral formulation, over 30 million times in the past decade.

AMZEEQ (minocycline) topical foam, 4%, is the first and only topical formulation of minocycline to be approved by the FDA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in adults and children 9 years and older. According to the AAD, acne is the most common skin condition in the United States, affecting up to 50 million Americans annually.

Approved by the FDA in May 2020, ZILXI (minocycline) topical foam, 1.5%, is the first and only topical minocycline treatment for inflammatory lesions due to rosacea in adults. Rosacea is a common skin disease that affects 16 million Americans, according to AAD. Market research shows that over 70% of patients with rosacea are seeking better alternatives to current treatments.

2021 Highlights and Events

●	On November 16, 2021, we completed an IPO of our common stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.
●	In September 2021, we were the victim of a cybersecurity incident that affected our accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. The details of the incident and its origin are under investigation with the assistance of third-party cybersecurity experts working at the direction of legal counsel. The matter was reported to the Federal Bureau of Investigation and does not appear to have compromised any personally identifiable information or protected health information. Fortress, as our controlling stockholder and supporting partner in our back-office functions, provided us with $9.5 million to ensure our accounts payable operations continued to function smoothly. The $9.5 million of support was initially in the form of a related party note, which the boards of both companies have agreed and converted into 1,476,044 shares of our common stock upon the consummation of our IPO at the IPO price. See “Risk Factors — Risk s Related to our Platform and Data — Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity.”
●	As of July 18, 2021, we privately offered and issued 750,680 shares of our Class A Preferred Stock at a price of $25.00 per share, for gross proceeds of $19.0 million (the “Class A Preferred Offering”). In connection with the closing of our IPO on November 16, 2021, we issued 2,231,346 shares of common stock resulting from the conversion of all of the Class A Preferred Stock.
●	In June 2021, we entered into an agreement with DRL for the development of DFD-29, a modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea. We and DRL intend to conduct two Phase 3 clinical trials to assess the efficacy, safety and tolerability of DFD-29 as a treatment for rosacea for regulatory approval. In connection with the DFD-29 Agreement, we agreed to pay DRL additional consideration of $5.0 million in our common stock upon our IPO. In connection with the closing of our IPO on November 16, 2021, we issued 545,131 unregistered shares of common stock in the Company to DRL. The restrictions on the unregistered shares of common stock are governed by the terms set forth in the DFD-29 Agreement and applicable securities laws.
●	In May 2021, we acquired Qbrexza from Dermira.
●	In March 2021, we launched Accutane® (isotretinoin) for the treatment of recalcitrant nodular acne.
●	On March 31, 2021, we entered into an agreement with East West Bank (“EWB”) to provide us with a $7.5 million working capital line of credit.

Other Subsequent Highlights

On January 12, 2022, we entered into a third amendment (the “Amendment”) of our loan and security agreement with EWB noted above, which increased the borrowing capacity of our revolving line of credit to $10.0 million, from $7.5 million, and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. The term loan includes two tranches, the first of which is a $15.0 million term loan and the second of which is a $5.0 million term loan. On January 12, 2022, we borrowed $15.0 million against the first tranche of the term loan to facilitate the VYNE Product Acquisition. The term loan bears interest on its outstanding daily balance at a floating rate equal to 1.73% above the prime rate and is payable monthly, on the first calendar day each month. The term loans contain an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. We may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions as well aa audit provisions.

On February 11, 2022, we announced that our exclusive out-licensing partner in Japan, received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®) for the treatment of primary axillary hyperhidrosis, triggering a net $2.5 million milestone payment to us. The net payment reflects a milestone payment of $10.0 million to us from our exclusive licensing partner in Japan, Maruho Co., Ltd. (“Maruho”), offset by a $7.5 million payment to Dermira, Inc., pursuant to the terms of the Asset Purchase Agreement between us and Dermira. In conjunction with the terms list above both trsactions were completed in March of 2021. We acquired global rights to QBREXZA® from Dermira in 2021.

On March 17, 2022, we dosed the first patient in our Phase 3 clinical trial evaluating DFD-29 (Minocycline Modified Release Capsules 40 mg) for the Treatment of Rosacea. In addition, the published phase 2 clinical data showed that DFD-29 had approximately double the efficacy compared to Doxycycline capsules 40 mg on reducing total inflammatory lesions and IGA treatment success. The trial will encompass two multicenter, randomized, double-blind, parallel-group, active and placebo-controlled Phase 3 clinical trials will each enroll up to 320 adult patients with moderate to severe papulopustular rosacea (“PPR”). One trial is enrolling patients in the United States and the other is enrolling in the United States and Europe. The studies will be randomized in a 3:3:2 ratio to DFD-29 (Minocycline Hydrochloride Modified Release Capsules, 40 mg), Oracea® (Doxycycline capsules 40 mg) or placebo once daily for 16 weeks. The primary objective of the studies is to evaluate the safety, efficacy and tolerability of DFD-29 compared to placebo for the treatment of PPR. The secondary objective is to evaluate the safety, efficacy and tolerability of DFD-29 compared to Oracea® (Doxycycline capsules 40 mg).

Critical Accounting Polices and Uses of Estimates

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our consolidated financial statements included elsewhere in this Report, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Revenue Recognition

Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, coupons, discounts, other sales allowances, governmenatal rebate programs and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Historically, adjustments to these estimates to reflect actual results or updated expectations have not been material to our overall business. Coupons , however, can have a significant impact on year-over-year individual product revenue growth trends. If any of our ratios, factors, assessments, experiences, or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. The potential of our estimates to vary differs by program, product, type of customer and geographic location. In addition, estimates associated with U.S. Medicare and Medicaid governmental rebate programs are at risk for material adjustment because of the extensive time delay.

Stock-based Compensation

We utilize stock-based compensation in the form of stock options, restricted stock units, or RSUs, and at times performance-based restricted stock units, or PSU’s. We expense stock-based compensation to employees, non-employees and Directors over the requisite service period based on the estimated grant-date fair value of the awards and actual forfeitures. All stock-based compensation costs are recorded as a component of selling, general and administrative expense in the consolidated statements of operations.

Service based stock options and RSU’s

Compensation expense for service-based stock options is charged against operations on a straight-line basis between the grant date for the option and the vesting period, which is generally four years. We estimate the fair value of all service-based stock option awards as of the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental, and sensitive in the determination of compensation cost, including expected volatility, risk-free interest rate, expected dividends and the expected term of the option. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Prior to our IPO, which closed on November 16, 2021, the fair value of our common stock underlying stock options was an input to the Black-Scholes option pricing model. We engaged an independent third-party valuation firm to provide an estimate of the fair value of its common stock annually, utilizing input from management. The fair value of our common stock was determined considering a number of objective and subjective factors, including valuations of guideline public companies, transactions of guideline public companies, discounts for lack of control transactions, lack of liquidity of our common stock and the general and industry-specific economic outlook.

RSU’s that are service based are amortized into compensation expense on a straight-line basis over the vesting period, which generally ranges from three to four years in duration. Compensation cost for service based RSU’s is based on the grant date fair value of the award, which is the closing market price of our common stock on the grant date multiplied by the number of shares awarded.

RSU’s that contain performance conditions

We recorded approximately $2.4 million of stock-based compensation expense in the fourth quarter of 2021, associated with performance-based RSU’s granted to key employees that fully vested upon the closing of our IPO.

For the years ended December 31, 2021 and 2020, stock-based compensation expense was $2.5 million and $0.2 million, respectively. As of December 31, 2021, we expect to continue to grant options and other stock-based awards in the future, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

Pre-IPO Common Stock Valuations

Prior to our IPO, given the absence of a public trading market of our common stock prior to the IPO, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Aid, our board of directors exercised reasonable judgment and considered numerous and subjective factors to determine the best estimate of fair value of our common stock prior to the IPO, including, but not limited to:

●	relevant precedent transactions involving our capital stock;
●	contemporaneous valuations performed by third-party specialists;
●	rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
●	actual operating and financial performance;
●	current business conditions and financial projections;
●	likelihood of achieving a liquidity event, such as an initial public offering or a sale of our business;
●	the lack of marketability of our common stock, and the illiquidity of stock-based awards involving securities in a private company;
●	market multiples of comparable publicly-traded companies;
●	stage of development;

●	industry information such as market size and growth; and
●	U.S. and global capital and macroeconomic conditions.

The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, we considered the following methods:

●	Option Pricing Method, or OPM. Under the OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options. This method is appropriate to use when the range of possible future outcomes is so difficult to predict that estimates would be highly speculative, and dissolution or liquidation is not imminent.

●	Probability-Weighted Expected Return Method, or PWERM. The PWERM is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

For valuations performed beginning in 2021, prior to the initial public offering, in accordance with the Practice Aid, we used a hybrid approach of the OPM and the PWERM methods to determine the estimated fair value of our common stock as a result of the increasing likelihood of the occurrence of certain discrete events, such as a potential initial public offering, improving market conditions and receptivity of the market to initial public offerings. The enterprise value determined under the OPM and PWERM methods was weighted according to our board of directors’ estimate of the probability of the occurrence of a certain discrete event as of the valuation date. The resulting equity value for the common stock was then divided by the number of shares of common stock outstanding at the date of the valuation to derive a per share value on a non-marketable basis. In order to determine the fair value of our common stock on a marketable basis, we then applied a discount for lack of marketability which we derived based on inputs including a company-specific volatility rate, a term equal to the expected time to a future liquidity event and a risk-free rate equal to the yield on treasuries of similar duration.

Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, cash flows, discount rates, market multiples, the selection of comparable companies and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between those assumptions, impact our valuations as of each valuation date and may have a material impact on the valuation of common stock. The assumptions underlying these valuations represent our management’s best estimate, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different.

Following the closing of the initial public offering, the fair value of our common stock has been determined based on the quoted market price of our common stock.

Income Taxes

As of December 31, 2021, we were 58.39% owned by Fortress Biotech, Inc. (“Fortress”) and were filing consolidated federal tax return and consolidated or combined state tax returns in multiple jurisdictions with Fortress for tax years prior to 2021. As we completed our initial public offering on November 12, 2021, we deconsolidated from Fortress consolidated group for federal income tax purpose. Our financial statements recognize the current and deferred income tax consequences that result from our activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification Topic 740, Income Taxes (ASC 740), as if we were a separate taxpayer rather than a member of the Fortress consolidated income tax return group. Fortress has agreed that we do not have to make payments to Fortress for our use of net operation losses (“NOLs”) of Fortress (including other Fortress group members). Since Fortress does not require us to pay in any form for the utilization of the consolidated group’s NOLs, the tax benefit we realize have been recorded as a capital contribution.

We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We establish a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered our history of cumulative tax and book income/loss incurred since inception, and the other positive and negative evidence, and has concluded that it is not more likely than not that we will realize the benefits of the net deferred tax assets as of December 31, 2021 and therefore a full valuation allowance on all of our deferred tax assets is required. We did not record any valuation allowance as of December 31, 2020.

For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit. As of December 31, 2021, we had no unrecognized tax benefits and do not anticipate any significant change to the unrecognized tax benefit balance. We classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2021.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements included elsewhere in this report on Form 10-K for information about recent accounting pronouncements, the timing of their adoption, if applicable, and our assessment, if any, of their potential impact on our financial condition and results of operations.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, have reduced disclosure obligations regarding executive compensation, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our consolidated financial statements in this report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
($ in thousands, except per share data)	2021	2020	$	%
Product revenue, net	$63,134	$44,531	$18,603	42%

Operating expenses
Cost of goods sold - product revenue	32,084	14,594	17,490	120%
Research and development	2,739	—	2,739	100%
Research and development - licenses acquired	13,819	—	13,819	100%
Selling, general and administrative	39,833	22,086	17,747	80%
Wire transfer fraud loss	9,540	—	9,540	100%
Total operating expenses	98,015	36,680	61,335	167%
(Loss) income from operations	(34,881)	7,851	(42,732)	(544)%

Other expense
Interest income	(2)	—	(2)	100%
Interest expense	7,034	698	6,336	908%
Change in fair value of derivative liability	447	—	447	100%
Total other expense	7,479	698	6,781	971%
Net (Loss) income before income taxes	(42,360)	7,153	(49,513)	(692)%

Income tax expense	1,634	1,870	(236)	(13)%
Net (loss) income	$(43,994)	$5,283	$(49,277)	(933)%

Revenues

The following table reflects our net product revenue by product:

	Year Ended December 31,		Change
($ in thousands)	2021	2020	$	%
Targadox®	$22,378	$30,708	$(8,330)	(27)%
Ximino®	8,247	9,518	(1,271)	(13)%
Exelderm®	5,363	4,453	910	20%
Accutane®	10,053	—	10,053	100%
Qbrexa®	17,056	—	17,056	100%
Other branded revenue	37	(148)	185	(125)%
Total product revenues, net	$63,134	$44,531	$18,603	42%

Total net product revenues increased $18.6 million, or 42%, to $63.1 million for the year ended December 31, 2021, from $44.5 million for the year ended December 31, 2020. The increase is primarily due to incremental revenues from our newly launched products, Accutane, launched in the first quarter of 2021, and Qbrexza, launched during the second quarter of 2021. Offsetting the increase is a decrease in our legacy product, Ximino primarily driven by increased promotional emphasis from our salesforce to Accutane, and increased pressure from generic competition.

Gross-to-net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Chargebacks
	and			Managed
	Distributor			Care	Gov’t
($’s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance at December 31, 2019	$—	$4,516	$7,306	$1,985	$—	$13,807
Current provision related to sales in the current period	—	1,294	100,168	(537)	—	100,925
Checks/Credits issued to third parties	—	(2,130)	(95,805)	(1,348)	—	(99,283)
Reclassifications between liability accounts	—	(1,100)	1,100	—	—	—
Balance at December 31, 2020	$—	$2,580	$12,769	$100	$—	$15,449
Current provision related to sales in the current period	1,610	3,564	140,871	9,025	690	155,760
Checks/Credits issued to third parties	—	(2,589)	(148,963)	(5,633)	—	(157,185)
Reclassifications between liability accounts	—	(315)	315	—	—	—
Balance at December 31, 2021	$1,610	$3,240	$4,992	$3,492	$690	$14,024

We have established provisions for chargebacks resulting from the launch of our new products noted above. Included in the reserve for chargebacks and distributor service fees are provisions for prompt pay discounts.

Provisions for sales returns increased by $0.7 million in 2021 compared to 2020 mainly due to incremental provisions resulting from our newly launched products, Accutane, launched in the first quarter of 2021, and Qbrexza, acquired during the second quarter of 2021.

The provision for coupons decreased by $7.8 million in 2021 compared to 2020 mainly due to the timing of payments in 2020.

Managed care and Government rebate provisions increased by $3.4 million for 2021 compared to 2020 due to by higher sales volumes and a greater portion of sales qualifying for managed care rebates.

Cost of Goods Sold

Cost of goods sold for increased $17.5 million, to $32.1 million for the year ended December 31, 2021, from $14.6 million for the year ended December 31, 2020. Cost of goods sold was 50.8% and 32.8% of net product revenues for the years ended December 31, 2021 and 2020, respectively. The increase primarily reflects the step-up to fair value charge of approximately $6.5 million for the Qbrexza inventory from the asset purchase in the second quarter of 2021 as well as the increase in royalty expense related to Qbrexza.

Research and Development

Research and Deelopment expense increased to $2.7 million for the year ended December 31, 2021, from zero for the year ended December 31, 2020. The increase is related to clinical trial expenses to develop our DFS-29 product. We expect these expenses to increase as patients are fully enrolled in the trials.

Research and Development – Licenses Acquired

Research and development - licenses acquired expenses are incremental from period-to-period and reflect current year expenses of $13.8 million for in-process R&D as a result of the upfront payment of $10.0 million and a $3.8 million non-cash contingent payment related to the DFD-29 Agreement.

Selling, General and Administrative Expenses (“SG&A”)

Selling, general and administrative expenses increased $17.7 million to $39.8 million for the year ended December 31, 2021, from $22.1 million for the year ended December 31, 2020. The increase is primarily attributable to the expansion of our salesforce and marketing expense related to our expanded product portfolio. In addition, SG&A for the year ended December 31, 2021 includes incremental non-cash stock-based compensation expense of $2.4 million related to the vesting of restricted performance units in connection with the closing of our IPO on November 16, 2021. Finally, the company expanded its finance and accounting staff in the fourth quarter of 2021. Along with other supporting services related to being a public company.

Wire Transfer Fraud Loss

In September 2021, wire fraud related costs totaled approximately $9.5 million. These costs were attributable to funds erroneously wired to fraudulent accounts as a result of a sophisticated business email compromise fraud scheme.

Interest Expense and Financing Fees

Interest expense and financing fees increased $6.3 million to $7.0 million for the year ended December 31, 2021, from $0.7 million for year ended December 31, 2020. The increase is primarily attributable to interest, fees and dividends payable related to our liability classified convertible preferred shares and interest expense related to our installment payment licensees. In addition, we recorded incremental interest expense for our preferred shares and debt fees due to the settlement and conversion to common stock as a result of the closing of our IPO on November 16, 2021.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities reflects the derivative mark-to-market accounting to mark to fair value the contingent payment liability to Dr. Reddy and liability classified warrants and the placement agent warrants as a result of the settlement and conversion of these warrant liabilities to our common stock. In connection with the our IPO we issued 111,567 shares of common stock for settlement of all of the placement agent warrants. In addition, we issued 545,131 unregistered shares of common stock to Dr. Reddy in settlement of the contingent payment. We have no derivative liabilities outstanding at December 31, 2021.

Income tax expense

Our effective tax rate for 2021 and 2020 was (3.86)% and 26.18%, respectively. The negative effective tax rate of 3.86% for the year ended December 31, 2021 was principally due to our full valuation allowance position. Our tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The effective tax rate for the for year ended December 31, 2021 varied significantly from the  effective tax rate from the prior year primarily due to unfavorable permanent book tax differences and our full valuation allowance position.

Liquidity and Capital Resources

At December 31, 2021, we had $49.1 million in cash and cash equivalents as compared to $8.2 million at December 31, 2020.

On November 16, 2021, we completed an IPO of our common stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

Prior to our IPO, our operations were primarily financed through a working capital note from Fortress, referred to herein as the “Fortress Note,” cash generated by operations and cash raised in our private offering of our 8% Cumulative Convertible Class A Preferred Stock (“Class A Preferred Stock”). In connection with the closing of our IPO on November 16, 2021, we issued 2,231,346 shares of common stock resulting from the conversion of all of the preferred stock. In addition, the Fortress Note was converted into 1,476,044 shares of Journey common stock at our IPO price of $10.00 per share. In addition, we have access to a working capital line of credit as discussed below. For the next twelve months from the issuance of these audited consolidated financial statements, we will be able to fund our operations through a combination of operating activities and the East West Bank Working Line of Credit.

We expect our expenses will increase substantially for the foreseeable future as we pursue business development opportunities, commercialize and market new products and incur additional costs associated with operating as a public company. To date, our business has not been materially impacted by COVID-19; however, depending on the extent of the ongoing pandemic, it is possible that our business, financial condition and results of operations could be materially and adversely affected by COVID-19 in the future.

We may require additional financing to pursue both development stage and commercial opportunities. In addition, we anticipate increased commercialization expenses related to the launch of new products, as well as increased costs related to development and regulatory approval of potential development stage product acquisitions, including DFD-29. As we continue to expand our product portfolio, we may need to fund possible future operating losses, and, if deemed appropriate, establish or secure through additional third-party manufacturing for our products, and expanded sales and marketing capabilities related to recent product acquisitions. We believe that our current cash and cash equivalents is sufficient to fund operations for at least the next twelve months. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies.

Line of Credit

On March 31, 2021, we entered into a Loan and Security Agreement with East West Bank (“EWB Loan”) for $7.5 million, that was amended to $10.0 million in January 2022 as part of a loan expansion, which also included a $20.0 million term loan totaling $30.0 million in borrowing capacity. In January 2022, we borrowed $20.0 million against the term loan portion of the amended EWB loan to facilitate the purchase of the VYNE products.

Class A Preferred Stock Offering

As of July 18, 2021, we completed five closings in connection with the Class A Preferred Offering (“Closings”). As a result of the Closings, we issued an aggregate of 758,680 Class A Preferred shares at a price of $25.00 per share, for gross proceeds of $19.0 million. Following the payment of placement agent fees of $1.9 million, and other expenses of $0.1 million, we received $17.0 million of net proceeds. As noted above, in connection with the closing of our IPO on November 16, 2021, we issued 2,231,346 shares of common stock resulting from the conversion of all of the preferred stock. Pursuant to its terms the Class A Preferred Stock automatically converted into our common stock at the IPO date at a discount of 15% to the per share qualified stock price.

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

Although our Class A Preferred Stock is in the form of preferred stock, in substance this instrument was accounted for as a liability on our consolidated balance sheet as it converted into a variable number of shares at settlement related to the original amount invested and as such it did not contain a true conversion feature.

Cash Flows for the Years Ended December 31, 2021 and 2020

	For the Years Ended December 31,
($ in thousands)	2021	2020	Change
Net cash (used in) provided by operating activities	$(2,181)	$5,132	$(7,313)
Net cash used in investing activities	(10,000)	(1,200)	(8,800)
Net cash provided by (used in) financing activities	53,016	(487)	53,503
Net change in cash and cash equivalents	$40,835	$3,445	$37,390

Operating Activities

Net cash used in operating activities increased to $2.2 million for the year ended December 31, 2021 from net cash provided by operating activities of $5.1 million for the year ended December 31, 2020. The decrease is primarily attributable to our net loss of $44.0 million, offset by increases in accounts payable, and expense for development-licenses acquired. The increases reflect costs related to the continued commercialization and expansion of our product portfolio, including the purchases of licenses and sales and marketing related costs as well as costs associated with being a new public company.

Investing Activities

Net cash used in investing activities was $10.0 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. The increase is related to the purchase of research and development licenses.

Financing Activities

Net cash provided by financing activities was $53.0 million for the year ended December 31, 2021. Net cash used in financing activities was $0.5 million for the year ended December 31, 2020. The increase is substantially related to $31.0 million in net proceeds received from the closing of our IPO and $9.5 million and net proceeds of $17.0 million received from the Fortress Note, and net proceeds from the Class A Preferred Offering, respectively, offset by $5.3 million payment of our license note payable.

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in and Management’s Report on Internal Control over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

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

Limitations on the Effectiveness of Controls.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements.

The following financial statements are filed as part of this report:

(b)	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Journey Medical Corporation. *
3.2	Amended and Restated Bylaws of Journey Medical Corporation. *
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
4.2	Description of Securities of Journey Medical Corporation. *
10.1	Journey Medical Corporation 2015 Stock Plan, filed as Exhibit 10.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
10.2	Executive Employment Agreement with Claude Maraoui, dated September 22, 2014, filed as Exhibit 10.2 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
10.3	Executive Employment Agreement with Ernie De Paolantonio, filed as Exhibit 10.3 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
10.4	Non-Employee Director Compensation Plan, filed as Exhibit 10.2 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
10.5

Loan and Security Agreement, entered into by and between Journey Medical Corporation and East West Bank, dated March 31, 2021, filed as Exhibit 10.5 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.

10.6

Asset Purchase Agreement for Qbrexza, entered into by and between Journey Medical Corporation and Dermira, Inc., a subsidiary of Eli Lilly and Company, dated as of March 31, 2021, filed as Exhibit 10.6 to Form S-1, filed on October 22, 2021 and incorporated herein by reference. **

10.7

License and Supply Agreement for Accutane, entered into by and between Journey Medical Corporation and Dr. Reddy’s Laboratories Ltd., dated as of July 29, 2020, filed as Exhibit 10.7 to Form S-1, filed on October 22, 2021 and incorporated herein by reference. **

10.8

License and Supply Agreement for Targadox, entered into by and between Journey Medical Corporation and Blu Caribe Inc., dated as of March 10, 2015, filed as Exhibit 10.8 to Form S-1, filed on October 22, 2021 and incorporated herein by reference. **

10.9

First Amendment to the License and Supply Agreement for Targadox, entered into by and between Journey Medical Corporation and Blu Caribe Inc., dated as of August 26, 2015, filed as Exhibit 10.9 to Form S-1, filed on October 22, 2021 and incorporated herein by reference. **

10.10

Asset Purchase Agreement for Exelderm, entered into by and between Journey Medical Corporation and Sun Pharmaceutical Industries, Inc., dated as of August 31, 2018, filed as Exhibit 10.10 to Form S-1, filed on October 22, 2021 and incorporated herein by reference. **

10.11

Amendment 1 to the Asset Purchase Agreement for Exelderm, entered into by and between Journey Medical Corporation and Sun Pharmaceutical Industries, Inc., dated as of September 5, 2018, filed as Exhibit 10.11 to Form S-1, filed on October 22, 2021 and incorporated herein by reference. **

10.12

Asset Purchase Agreement for Ximino, entered into by and between Journey Medical Corporation and Sun Pharmaceutical Industries, Inc., dated as of July 22, 2019, filed as Exhibit 10.12 to Form S-1, filed on October 22, 2021 and incorporated herein by reference. **

10.13

Asset Purchase Agreement for the Anti-itch Product, entered into by and between Journey Medical Corporation and Sun Pharmaceutical Industries, Inc., dated as of December 18, 2020, filed as Exhibit 10.13 to Form S-1, filed on October 22, 2021 and incorporated herein by reference. **

10.14

License, Collaboration, and Assignment Agreement for DFD-29, entered into by and between Journey Medical Corporation and Dr. Reddy’s Laboratories Ltd., dated as of June 29, 2021, filed as Exhibit 10.14 to Form S-1, filed on October 22, 2021 and incorporated herein by reference. **

10.15

Asset Purchase Agreement between Journey Medical Corporation and VYNE Therapeutics Inc., dated as of January 12, 2022, filed as Exhibit 10.1 to the Form 8-K filed on January 13, 2022 and incorporated herein by reference. **

10.16	Shared Services Agreement with Fortress Biotech Inc., dated as of November 12, 2021. *
10.17	Fortress Promissory Note, dated as of June 6, 2015, filed as Exhibit 10.16 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
21.1	List of Subsidiaries of Journey Medical Corporation. *
24.1	Power of Attorney (included on signature page). *
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101

The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

*  Filed herewith.

**Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

#  Management Compensation Arrangement.

Item 16.	Form 10-K Summary

The Company has elected not to provide summary information.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Journey Medical Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Journey Medical Corporation and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Short Hills, New Jersey

March 28, 2022

JOURNEY MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$49,081	$8,246
Accounts receivable, net of reserves	23,112	23,928
Inventory	9,862	1,404
Prepaid expenses and other current assets	2,438	1,664
Total current assets	84,493	35,242

Intangible assets, net	12,552	15,029
Operating lease right-of-use asset, net	89	175
Deferred tax assets	—	1,454
Other assets	150	6
Total assets	$97,284	$51,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,812	$1,839
Accounts payable, related party	589	117
Accrued expenses	22,733	21,498
Accrued expenses, related party	52	—
Line of credit	812	—
Installment payments – licenses, short-term (net of debt discount of $490 and $778 as of December 31, 2021 and December 31, 2020, respectively)	4,510	4,522
Operating lease liabilities, short-term	98	85
Total current liabilities	51,606	28,061

Income tax payable	8	99
Note payable, related party	—	5,220
Installment payments – licenses, long-term (net of debt discount of $373 and $863 as of December 31, 2021 and December 31, 2020, respectively)	3,627	8,137
Operating lease liabilities, long-term	—	97
Total liabilities	55,241	41,614
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 11,316,344 and 3,151,333 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1	—
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	1	1
Additional paid-in capital	80,915	5,171
Retained earnings (Accumulated deficit)	(38,874)	5,120
Total stockholders’ equity	42,043	10,292
Total liabilities and stockholders’ equity	$97,284	$51,906

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Product revenue, net	$63,134	$44,531

Operating expenses
Cost of goods sold – product revenue	32,084	14,594
Research and development	2,739	—
Research and development - licenses acquired	13,819	—
Selling, general and administrative	39,833	22,086
Wire transfer fraud loss	9,540	—
Total operating expenses	98,015	36,680
(Loss) income from operations	(34,881)	7,851

Other expense
Interest income	(2)	—
Interest expense	7,034	698
Change in fair value of derivative liability	447	—
Total other expense	7,479	698
Net (loss) income before income taxes	(42,360)	7,153

Income tax expense	1,634	1,870
Net (loss) income	$(43,994)	$5,283

Net (loss) income per common share – basic	$(4.32)	$0.58
Net (loss) income per common share – diluted	$(4.32)	$0.49

Weighted average shares outstanding – basic	10,189,844	9,135,985
Weighted average shares outstanding – diluted	10,189,844	10,836,122

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Additional	Retained	Total
	Common Stock		Common Stock A		Paid-in	Earnings	Shareholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance as of December 31, 2019	3,133,333	$—	6,000,000	$1	$2,914	$(163)	$2,752
Stock-based compensation	—	—	—	—	153	—	153
Exercise of stock options for cash	18,000	—	—	—	13	—	13
Contribution of capital – extinguishment of related party payable	—	—	—	—	2,091	—	2,091
Net income	—	—	—	—	—	5,283	5,283
Balance as of December 31, 2020	3,151,333	$—	6,000,000	$1	$5,171	$5,120	$10,292
Stock-based compensation	—	—	—	—	2,466	—	2,466
Exercise of stock options for cash	10,000	—	—	—	7	—	7
Issuance of common stock related to equity plans	136,500	—	—	—	—	—	—
Issuance of common shares upon initial public offering, net of issuance costs of $1,921 million	3,520,000	1	—	—	30,614	—	30,615
Conversion of class A preferred stock settled note to common stock	2,231,346	—	—	—	21,812	—	21,812
Conversion of related party payables to common stock	1,610,467	—	—	—	16,105	—	16,105
Conversion of placement agent warrants to common stock	111,567	—	—	—	948	—	948
Conversion of contingent payment warrants to common stock	545,131	—	—	—	3,680	—	3,680
Contribution of capital – extinguishment of related party payable	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	(43,994)	(43,994)
Balance as of December 31, 2021	11,316,344	$1	6,000,000	$1	$80,915	$(38,874)	$42,043

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(43,994)	$5,283
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	—	5
Bad debt expense	48	49
Non-cash interest expense	781	698
Accretion of convertible preferred shares	2,845	—
Amortization of debt discount	2,572	—
Amortization of license fee	2,474	1,420
Amortization of operating lease right-of-use assets	86	91
Stock-based compensation	2,466	153
Deferred taxes provision (benefit)	1,566	(335)
Change in fair value of derivative liability	447	—
Research and development-licenses acquired, expense	13,819	—
Changes in operating assets and liabilities:
Accounts receivable	768	(5,022)
Inventory	(8,458)	(547)
Prepaid expenses and other current assets	(774)	(1,009)
Other assets	(144)	—
Accounts payable	20,388	(204)
Accounts payable, related party	1,325	52
Accrued expenses	1,235	2,390
Accrued expenses, related party	544	—
Income tax payable	(91)	2,191
Lease liabilities	(84)	(83)
Net cash (used in) provided by operating activities	(2,181)	5,132

Cash flows from investing activities
Purchase of research and development licenses	(10,000)	(1,200)
Net cash used in investing activities	(10,000)	(1,200)

Cash flows from financing activities
Proceeds from the exercise of options	7	13
Proceeds from Fortress Note	9,540	—
Payment of license note payable	(5,300)	(500)
Proceeds from convertible preferred shares	18,967	—
Payment of debt issuance costs associated with convertible preferred shares	(1,996)	—
Proceeds from line of credit	7,000	—
Repayment of line of credit	(6,188)	—
Proceeds from issuance of common stock - initial public offering	32,536	—
Offering costs for the issuance of common stock - initial public offering	(1,550)	—
Net cash provided by (used in) financing activities	53,016	(487)

Net change in cash	40,835	3,445
Cash at the beginning of the period	8,246	4,801
Cash at the end of the period	$49,081	$8,246

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$158	$110

Supplemental disclosure of non-cash financing and investing activities:
Unpaid debt offering cost	$214	$—
Unpaid initial public offering cost	$371	$—
Derivative warrant liability associated with convertible preferred shares	$362	$—
Conversion of class A preferred stock settled note to common stock	$21,812	$—
Conversion of related party payables to common stock	$16,105	$—
Conversion of placement agent warrants to common stock	$948	$—
Conversion of contingent payment warrants to common stock	$3,680	$—
Extinguishment of related party payable relates to deferred tax assets	$43	$2,091
Unpaid intangible assets	$—	$7,872

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Journey Medical Corporation (collectively “Journey” or the “Company”) was formed on July 18, 2014. The Company is a commercial-stage pharmaceutical company that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. The Company’s product portfolio at December31, 2021 includes five branded and three authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. The Company acquires rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through their exclusive field sales organization.

As of December 31, 2021 and 2020, the Company is a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At December 31, 2021, the Company had $49.1 million in cash and cash equivalents as compared to $8.2 million at December 31, 2020.

On November 16, 2021, the Company completed an initial public offering (collectively the “Journey IPO” or “IPO”) of its common stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

Prior the Company’s IPO, the Company’s operations were primarily financed through a working capital note from Fortress, referred to herein as the “Fortress Note,” cash generated by operations and cash raised in the Company’s private offering of 8% Cumulative Convertible Class A Preferred Stock (“Class A Preferred Stock”). In connection with the closing of the Company’s IPO on November 16, 2021, the Company issued 2,231,346 shares of common stock resulting from the conversion of all of the Class A Preferred Stock. In addition, the Fortress Note was converted into 1,610,467 shares of Journey common stock at the Journey IPO price of $10.00 per share. The Company also has access to a borrowing facility, which includes a working capital line of credit and a term loan. For the next twelve months from the issuance of these audited consolidated financial statements, the Company will be able to fund its operations through a combination of operating activities and the East West Bank borrowing facility. In January 2022 the Company borrowed $15 million against the term loan to facilitate the VYNE asset purchase. See Note 18, Subsequent Events, for further details.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiary, JG Pharma, Inc. (“JG” or “JG Pharma”). All intercompany balances and transactions have been eliminated.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Emerging Growth Company

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the Company upon completion of its public offering meets the definition of an emerging growth company and elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates made by management include provisions for product returns, coupons, rebates, chargebacks, discounts, allowances and distribution fees paid to certain wholesalers, inventory realization, useful lives of amortizable intangible assets, fair value of stock options and warrants, stock-based compensation, accrued expenses, provisions for income taxes and contingencies. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which reflects products for the treatment of dermatological conditions.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2021 and 2020 consisted entirely of cash and cash equivalents in institutions within the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits.

Accounts Receivable, Net

Accounts receivable consists of amounts due to the Company for product sales Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts that are outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due and the customer’s current ability to pay its obligation to the Company. The Company writes off accounts receivable when they become uncollectible. The allowance for doubtful accounts was $0.1 million at both December 31, 2021 and 2020.

Inventories

Inventories comprise raw materials and finished goods, which are valued at the lower of cost and net realizable value, on a first-in, first-out basis. The Company evaluates the carrying value of inventories on a regular basis, taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. The acquired Qbrexza finished goods inventory initially incuded a fair value step-up of $6.5 million, which was fully expensed within cost of sales for the year ended December 31, 2021, as the inventory was sold to customers.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the long-lived asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. As of December 31, 2021 and 2020, there were no indicators of impairment.

Leases

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

Fair Value Measurement

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1:  Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3:  Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

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

The Company’s accounts receivable primarily represent amounts due from drug wholesalers and specialty pharmacies in the United States. The Company performs periodic credit evaluations of customers and does not require collateral. An allowance for doubtful accounts is maintained for potential credit losses based on the aging of accounts receivable, historical bad debts experience, and the customer’s current ability to pay its obligations to the Company. Accounts receivables balances are written off against the allowance when it is probable that the receivable will not be collected. See Note 15 for significant customers.

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

Many of the Company’s products sold are subject to a variety of deductions. Revenues are recorded net of provisions for variable consideration, including chargebacks, coupons, discounts, other sales allowances, governmental rebate programs, price adjustments and returns. Accruals for these provisions are presented in the consolidated financial statements as reductions in determining net sales and as a contra asset in accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a complex series of judgements about future events and uncertainties and can rely heavily on

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

estimates and assumptions. The following section briefly describes the nature of the Company’s provisions for variable consideration and how such provisions are estimated.

Gross-to-Net Sales Accruals — The Company records gross-to-net sales accruals for government rebates, chargebacks, wholesaler distributor service fees, other rebates and administrative fees, sales returns and allowances and sales discounts.

Discounts and Other Sales Allowances — The Company provides prompt pay discounts and allowances to its wholesale customers. The Company provides for prompt pay discounts if payment is received within the payment term days which generally range from 30 to 98 days. These discounts and allowances are recorded at the time of sale based on the customer’s contracted rate and recorded as a reduction of revenue and a reduction to accounts receivables.

Wholesaler fees — The Company pays administrative and other fees to certain wholesale customers consistent with pharmaceutical industry practices for sales order management, data, and distribution services. The Company records a provision for these fees based on contracted rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes and average contract pricing. The Company regularly reviews the information related to these estimates and adjust the provision accordingly.

Product Returns — Consistent with industry practice, the Company offers customers a right to return any unused product. The customer’s right of return commences six months prior to product expiration date and ends one year after product expiration date. The Company estimates the amount of its product sales that may be returned by its customers and accrues this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return reserves using available industry data and its own sales information, including its visibility and estimates into the inventory remaining in the distribution channel.

The Company bases its product returns allowance on estimated on-hand inventories in the sales channels, measured end-customer demand, actual returns history and other factors, such as the trend experience for lots where product is still being returned, as applicable. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, the Company tracks actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance.

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

Government Rebates — Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. These accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue. For Medicaid programs, the Company estimates the portion

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

of sales attributed to Medicaid patients and record a liability for the rebates to be paid to the respective state Medicaid programs. The Company’s liability for these rebates consists of invoices received for: i) claims from prior quarters that have not been paid or for which an invoice has not yet been received ii) estimates of claims for the current quarter and iii) estimated future claims that will be made for product that has been recognized as revenue, but which remains in the distribution channel inventories at the end of each reporting period.

Wholesaler Chargeback Accruals — The Company sells a portion of its products indirectly through wholesaler distributors to contracted customers commonly referred to as “indirect customers.” The Company enters into specific agreements with these indirect customers to establish pricing for its products, and in-turn, the indirect customers independently select a wholesaler from which to purchase the products. Because the price paid by the indirect customers is lower than the price paid by the wholesaler (wholesale acquisition cost, or “WAC”), the Company provides a credit, called a chargeback, to the wholesaler for the difference between the contractual price with the indirect customers and WAC. The Company’s provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels as well as historical chargeback rates. The Company continually monitors its reserve for chargebacks and adjusts the reserve accordingly when expected chargebacks differ from actual experience.

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

Research and development costs primarily consist of personnel related expenses and, payments made to third parties for license and milestone costs related to in-licensed products and technology, payments made to third party contract research organizations.

In accordance with Accounting Standards Codification (“ASC”) 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached commercial feasibility and has no alternative future use. Such licenses purchased by the Company require substantial completion of research and development, regulatory and marketing approval efforts in order to reach commercial feasibility and have no alternative future use. Accordingly, the

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

total purchase price for the licenses acquired during the period was reflected as research and development - licenses acquired on the Consolidated Statements of Operations for the years ended December 31, 2021.

Stock-based Compensation

The Company has a stock-based compensation plan in place and records the associated stock-based compensation expense over the requisite service period. The stock-based compensation plan and related compensation expense are discussed more fully in Note 14 to the Company’s consolidated financial statements.

Compensation expense for service-based stock options is charged against operations on a straight-line basis between the grant date for the option and the vesting period, which is generally four years. The Company estimates the fair value of all service-based stock option awards as of the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental, and sensitive in the determination of compensation cost. Compensation cost is adjusted for actual forfeitures. Options granted have a term of 10 years from the grant date.

Restricted stock units (“RSU’s”) that are service based are recorded as deferred compensation and amortized into compensation expense on a straight-line basis over the vesting period, which ranges from three to four years in duration. Compensation cost for service based RSU’s is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, which requires the use of a number of assumptions, including the fair value of the common stock, expected volatility, risk-free interest rate, expected dividends and the expected term of the option. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Forfeitures are recorded as they occur. All stock-based compensation costs are recorded in selling, general and administrative (“SG&A”) expense in the Company’s consolidated statements of operations.

Prior to the Company’s IPO, which closed on November 16, 2021, the fair value of the Company’s common stock underlying stock options was an input to the Black-Scholes option pricing model. The Company engaged an independent third-party valuation firm to provide an estimate of the fair value of its common stock annually, utilizing input from management. The fair value of the Company’s common stock was determined considering a number of objective and subjective factors, including valuations of guideline public companies, transactions of guideline public companies, discounts for lack of control transactions, lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook.

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

Income Taxes

As of December 31, 2021, after the IPO the Company was 58.39% owned by Fortress Biotech, Inc. (“Fortress”) and prior to the IPO was filing consolidated federal tax return and consolidated or combined state tax returns in multiple jurisdictions with Fortress. As the Company completed its initial public offering on November 12, 2021, the Company deconsolidated from Fortress consolidated group for federal income tax purpose. The Company’s financial statements recognize the current and deferred income tax consequences that result from the Company’s activities during the current and preceding periods pursuant to the provisions of Accounting Standards Codification Topic 740, Income Taxes (ASC 740), as if the Company were a separate taxpayer rather than a member of the Fortress

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

consolidated income tax return group. Fortress has agreed that JMC does not have to make payments to Fortress for JMC’s use of net operation losses (“NOLs”) of Fortress (including other Fortress group members) accordingly, for any NOLs, the tax benefit the Company realized  was recorded as a capital contribution.

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of cumulative tax and book income/loss incurred since inception, and the other positive and negative evidence, and has concluded that it is not more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2021 and therefore a full valuation allowance on all of its deferred tax assets is required. The Company did not record any valuation allowance as of December 31, 2020.

For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. As of December 31, 2021, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance. The Company would classify interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2021.

Net Loss (Income) Per Share

Basic net (loss) income per share of common stock is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the reporting period after giving effect to dilutive potential common shares for stock options and restricted stock units, determined using the treasury stock method. See Note 17 below.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 3. INVENTORY

The Company’s inventory consists of the following:

	December 31,	December 31,
($in thousands)	2021	2020

Raw materials	$5,572	$—
Work-in-process	—	—
Finished goods	4,290	1,404
Total inventories	$9,862	$1,404

The acquired Qbrexza inventory includes a fair value step-up of $6.5 million, which was fully expensed within cost of sales during the year ended December 31, 2021, as the inventory was sold to customers. For additional information on the Company’s asset acquisition of Qbrexza, please refer to Note 4.

NOTE 4. INTANGIBLES

On March 31, 2021, the Company executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). Pursuant to the terms of the agreement, the Company acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon HSR acceptance, which was received on May 13, 2021, the Company paid the upfront fee of $12.5 million to Dermira. In addition, Dermira is eligible to receive up to $144 million in the aggregate upon the achievement of certain sales milestones. The royalty structure for the agreement is tiered with royalties for the first two years ranging from approximately 40% to 30%. Thereafter for a period of eight years royalties are approximately 12.0% to 19.0%. Royalty amounts are subject to 50% diminution in the event of loss of exclusivity due to the introduction of an authorized generic.

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

The purchase price of $12.5 million included the asset, Qbrexza, as well as finished goods and raw material inventory. The Company also has the obligation to accept any product returns related to sales made by Dermira. The Company allocated the upfront payment to inventory since the fair value of the inventory and Qbrexza rights exceeded the purchase price. The future contingent milestone payments, if achieved, will be recorded to intangible asset and amortized over the seven-year life of the asset commencing on the closing date.

In December 18, 2020, the Company entered an Asset Purchase Agreement with a third party (the “Anti-itch Product Agreement”) for a topical product that is indicated to treat scabies and skin itch conditions (“Anti-itch Product”). Pursuant to the terms and conditions of the Anti-itch Product Agreement, the Company agreed to pay $4.0 million, comprised of a non-refundable deposit of $0.2 million upon the execution of the term sheet, a cash upfront payment of $1.8 million on January 1, 2021 and additional future payments of $0.5 million on April 1, 2021, $0.5 million on July 1, 2021, and $1.0 million on January 1, 2022. There are no subsequent milestone payments or royalties beyond the aforementioned payments.  Commercial launch of this product is expected in the first half of 2022.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

On July 29, 2020, the Company entered into a license and supply agreement for Accutane® (“Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, the Company agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. Royalties in the low-double digits based on net sales, subject to specified reductions are also due.

The term of the agreement is ten years and renewable upon mutual agreement. The Company is required to pay royalties during the term of the agreement. The agreement contains customary representations, warranties, and indemnities. Each party may also terminate the agreement for material breach by the other party or for certain bankruptcy or insolvency related events and the Company may terminate for upon 180 days written notice to the other party.

The table below provides a summary of the Company’s intangible assets at December 31, 2021 and 2020, respectively:

	Estimated Useful	December 31,	December 31,
($in thousands)	Lives (Years)	2021	2020
Ceracade®	3	$300	$300
Luxamend®	3	50	50
Targadox®	3	1,250	1,250
Ximino®	7	7,134	7,134
Exelderm®	3	1,600	1,600
Accutane	5	4,727	4,727
Anti-itch product (1)	3	3,942	3,945
Total intangible assets		19,003	19,006
Accumulated amortization		(6,451)	(3,977)
Net intangible assets		$12,552	$15,029
(1)	As of December 31, 2021, this asset has not yet been placed in service, therefore no amortization expense was recognized on this asset for the year ended December 31, 2021. Commercial launch of this product is expected in the first half of 2022.

The Company’s amortization expense for the year ended December 31, 2021 and 2020 was approximately $2.5 million and $1.4 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s consolidated statements of operations.

The table below provides a summary for the year ended December 31, 2021 and 2020, of the Company’s recognized expense related to its product licenses, which was recorded in costs of goods sold on the consolidated statement of operations:

Intangible
($’s in thousands)	Assets, Net
Balance at January 1, 2020	$7,377
Isotretinion agreement (1)	4,727
Anti-itch product license acquisition (2)	3,945
Exelderm milestone	400
Amortization expense	(1,420)
Balance at December 31, 2020	$15,029
Anti-itch product license acquisition adjustment	(3)
Amortization expense	(2,474)
Unvested balance at December 31, 2021	$12,552
(1)

Includes an upfront payment of $1.0 million and one milestone payment of $0.5 million in 2020 as well as four payments totaling $3.5 million due at various points between 2021 through 2023. Such payments were discounted by $0.3 million due to the long-term nature of such payments. As of December 31, 2020, this asset has not yet been placed in service, therefore no amortization

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

expense was recognized on this asset for the year ended December 31, 2020. The Company placed the assets in service in the first quarter of 2021.

(2)

Includes an upfront payment of $0.2 million, three payments totaling $2.8 million due in 2021 and $1.0 million due in 2022. Such payments were discounted by $0.1 million due to the long-term nature of such payments. As of December 31,2021 and 2020, this asset has not yet been placed in service, therefore no amortization expense was recognized on this asset for the year ended December 31, 2021 and 2020 respectively.

Future amortization of the Company’s intangible assets is as follows:

			Total
($’s in thousands)	Ximino®	Accutane®	Amortization
December 31, 2022	$1,019	$946	$1,965
December 31, 2023	1,019	945	1,964
December 31, 2024	1,019	946	1,965
December 31, 2025	1,019	945	1,964
Thereafter	595	157	752
Subtotal	$4,671	$3,939	$8,610
Asset not yet placed in service	—	—	3,942
Total	$4,671	$3,939	$12,552

NOTE 5. LICENSES ACQUIRED

On June 29, 2021, the Company entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”). Pursuant to the terms and conditions of the DFD-29 Agreement, the Company agreed to pay $10.0 million, of which $2.0 million (the “First Installment”) was paid upon execution and $8.0 million (the “Second Installment”) is payable 90 days following June 29, 2021. Additional contingent regulatory and commercial milestone payments totaling up to $163.0 million are also payable. Royalties ranging from approximately 10% to approximately 15% are payable on net sales of the DFD-29 product.

In accordance with ASC 730-10-25-1, Research and Development, costs incurred in obtaining technology licenses are charged to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. As such, the $10.0 million for the year ended December 31, 2021 for the purchase price of licenses acquired were classified as research and development-licenses acquired in the consolidated statement of operations.

Additionally, the Company is required to fund and oversee the Phase 3 clinical trials approximating $24.0 million, based upon the current development plan and budget. Either party may terminate the agreement prior to NDA approval in the event of bankruptcy or a material breach that remains uncured beyond the applicable cure period. Additionally, DRL may terminate the agreement if Company: i.) ceases development of the product for 6 consecutive months (except if such cessation is caused by DRL, applicable laws, or action/inaction of any third party beyond Company's control); ii.) files a patent challenge on any claim for a product patent or DRL background patent; or iii.) fails to initiate development of the product in the European Union (“EU”) (such termination solely relates to the rights granted in EU) within 24 months after product regulatory approval or cause first commercial sale in at least one country in the EU within 72 months after product regulatory approval.

In connection with the closing of the Company’s IPO on November 16, 2021, the Company issued 545,131 unregistered shares of Journey Medical Inc. common stock to DRL calculated using a 15-day volume weighted average price (“VWAP”) of $9.1721 per share. The restrictions on the unregistered shares of common stock are governed by the terms set forth in the DFD-29 Agreement and applicable securities laws. See “Contingent Payment Derivative” in Note 6 for further details.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 6: FAIR VALUE MEASUREMENTS

Placement Agent Warrants

Pursuant to the terms of the Company’s Class A Preferred Stock offering (see Note 14), the Company will issue upon a Qualified Financing (an external financing of $25.0 million or greater) to the placement agent (“the Placement Agent Warrants”) to purchase 5% of the shares of common stock into which the Class A Preferred Stock converts. This condition was met by the Company’s IPO. The Placement Agent Warrants have a term of five years and are exercisable at a 15% discount to the Qualified Financing price. The Company valued the Placement Agent Warrants using a Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Journey’s warrant liability that are categorized within Level 3 of the fair value hierarchy before the conversion was as follows:

Risk-free interest rate	0.98%
Expected dividend yield	—
Expected term in years	1.0
Expected volatility	50%

In connection with the Company’s IPO, the Company issued 111,567 shares of common stock in related to the conversion of all of the placement agent warrants.

Contingent Payment Derivative

In connection with the DFD-29 Agreement, the Company agreed to pay DRL additional consideration upon either an IPO of the Company’s common stock or an acquisition of the Company, the agreement further specifies that only one payment can be made. The contingent payment associated with an IPO of the Company’s common stock, is deemed to be achieved if upon the completion of an IPO the Company’s market capitalization on a fully diluted basis is $150 million or greater at the close of business on the date of such IPO. The payment due for the achievement of the IPO criteria is a follows: (a) issue to DRL a number of shares of the Company’s common stock equal to $5.0 million as calculated using a fifteen (15) day volume weighted average price (“VWAP”) of the Company’s closing price, measured fifteen (15) days following the IPO; or (b) make a cash payment to DRL equal to $5.0 million. As a result of the Company’s IPO on November 16, 2021, calculated using a 15-day VWAP of $9.1721 per share, the Company issued 545,131 unregistered shares of Journey common stock to DRL. The restrictions on the unregistered shares of common stock are governed by the terms set forth in the DFD-29 Agreement and applicable securities laws.

The Company valued the contingent payment discussed above utilizing a Probability Weighted Expected Return Method (PWERM) model using a discount rate of 30% and expected term of 3 – 5 months.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2021
($in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$49,081	$—	$—	$49,081
Total	$49,081	$—	$—	$49,081

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

	December 31, 2020
($in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$8,246	$—	$—	$8,246
Total	$8,246	$—	$—	$8,246

The table below provides a roll-forward of the changes in fair value of Level 3 financial instruments as of December 31, 2021:

Warrant
($in thousands)	liabilities
Fair value at December 31, 2020	$—
Additions:
Contingent payment warrant	3,819
Placement agent warrant	362
Change in fair value of warrant liabilities:
Contingent payment warrant	(139)
Placement agent warrant	586
Settlement of warrant liabilities in connection with IPO:
Conversion of contingent payment warrants to common shares	(3,680)
Conversion of placement agent warrants to common shares	(948)
Fair value at December 31, 2021	$—

During the year ended December 31, 2021, no transfers occurred between Level 1, Level 2, and Level 3 instruments.

NOTE 7. RELATED PARTY AGREEMENTS

Shared Services Agreement with Fortress

On November 12, 2021, the Company and Fortress entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees. Fortress’s Executive Chairman and Chief Executive Officer is the Executive Chairman of the Company. Under the terms of the Agreement, the Company will reimburse Fortress for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of their IPO. To date, Fortress employees have provided services to the Company totaling approximately $0.5 million. Upon completion of the Company’s IPO, the amount converted into 52,438 shares of Journey common stock at the IPO price of $10.00 per share.

In the normal course of business, the Company reimburses Fortress for various payroll related costs and selling, general and administrative costs. As of December 31, 2021 and 2020, the Company had a balance of approximately $0.6 million and $0.1 million, respectively, recorded as accounts payable and accrued expenses – related party on the consolidated balance sheets.

Fortress Note

Since the Company’s inception in October 2014, Fortress has funded the Company’s operations through the Fortress Note. The Fortress Note matures on or before December 31, 2024. At December 31, 2021 and 2020, the Company’s outstanding balance under the Fortress Note was zero and $5.2 million, respectively. The Fortress Note is recorded on the consolidated balance sheets as Note payable, related party and is an interest-free note.

On September 30, 2021, Fortress increased the Journey promissory note by $9.5 million in response to a cyber incident that occurred at Journey and resulted in $9.5 million of fraudulent payments. The $9.5 million contribution was approved by the boards of directors of both the Fortress and Journey and will ensure that Journey’s accounts payable function will continue to operate smoothly. This

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

contribution, along with $5.2 million already outstanding under the Fortress Note converted into 1,476,044 shares of the Company’s common stock upon the closing of the Company’s IPO at the IPO price of $10.00 per share.

Fortress Income Tax

As of December 31, 2021, after the IPO the Company is 58.39% owned by Fortress prior to the IPO and has been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. In connection with the filing of the consolidated tax return, the Company’s tax liabilities for the year ended December 31, 2020 of $1.9 million was satisfied utilizing NOLs generated by Fortress. Extinguishment of these liabilities to Fortress was recorded as a contribution of capital.

Additionally, see Note 16 below for a discussion of income taxes.

NOTE 8. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	December 31,
($'s in thousands)	2021	2020
Accrued expenses:
Accrued emplyee compensation	$2,702	$2,041
Research and development - license fees	870	—
Accrued royalties payable	3,833	2,682
Accured coupons and rebates	10,603	12,869
Return reserve	3,240	2,580
Other	1,485	1,326
Total accrued expenses	$22,733	$21,498

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 9. INSTALLMENT PAYMENTS — LICENSES

The following tables show the details of the Company’s installment payments – licenses for the periods presented:

	December 31, 2021
			Anti-Itch
($in thousands)	Ximino 1	Accutane 2	Product 3	Total
Installment payments - licenses, short-term	$2,000	$2,000	$1,000	$5,000
Less: imputed interest	(425)	(65)	—	(490)
Sub-total installment payments - licenses, short-term	$1,575	$1,935	$1,000	$4,510

Installment payments - licenses, long-term	$3,000	$1,000	$—	$4,000
Less: imputed interest	(350)	(23)	—	(373)
Sub-total installment payments - licenses, long-term	$2,650	$977	$—	$3,627

Total installment payments - licenses	$4,225	$2,912	$1,000	$8,137

	December 31, 2020
			Anti-Itch
($in thousands)	Ximino 1	Accutane 2	Product 3	Total
Installment payments - licenses, short-term	$2,000	$500	$2,800	$5,300
Less: imputed interest	(602)	(122)	(54)	(778)
Sub-total installment payments - licenses, short-term	$1,398	$378	$2,746	$4,522

Installment payments - licenses, long-term	$5,000	$3,000	$1,000	$9,000
Less: imputed interest	(775)	(88)	—	(863)
Sub-total installment payments - licenses, long-term	$4,225	$2,912	$1,000	$8,137

Total installment payments - licenses	$5,623	$3,290	$3,746	$12,659

Note 1: Imputed interest rate of 11.96% and maturity date of July 22, 2024.

Note 2: Imputed interest rate of 4.03% and maturity date of July 29, 2023.

Note 3: Imputed interest rate of 4.25% and maturity date of January 1, 2022.

NOTE 10. OPERATING LEASE OBLIGATIONS

The Company leases 3,681 square feet of office space in Scottsdale, Arizona. In August 2020, the Company amended its office lease and extended the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The term of the amended lease commenced on December 1, 2020 and will expire on December 31, 2022.

The Company recorded rent expense as follows (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Operating lease cost	$89	$94
Variable lease cost	4	6
Total lease cost	$93	$100

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

The following table summarizes quantitative information about the Company’s operating leases (dollars in thousands):

	For the Years Ended December 31,
	2021	2020
Operating cash flows from operating leases	$91	$86
Right-of-use assets exchanged for new operating lease liabilities	—	182
Weighted-average remaining lease term – operating leases	1.0	1.5
Weighted-average discount rate – operating leases	4.0%	5.0%

As of December 31, 2021, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

Future Lease
($in thousands)	Liability
Year Ended December 31, 2022	$100
Total	100
Less: present value discount	(2)
Operating lease liabilities	$98

NOTE 11. LINE OF CREDIT

East West Bank Working Capital Line of Credit

On March 31, 2021, the Company entered into an agreement with East West Bank (“the EWB Agreement”) in which EWB agreed to provide a $7.5 million working capital line of credit. The line of credit is secured by the Company’s receivables and cash. Interest on the line is the greater of 4.25% or the prime rate plus 1%. The agreement matures in 36 months. The outstanding balance of the working capital line of credit was $812,000 at December 31, 2021. The EWB agreement was amended in January of 2022. See Note 18, Subsequent Events, for more detailed information on the amendment.

NOTE 12. INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the periods consisted of the following:

	Year Ended December 31,
	2021			2020
($in thousands)	Interest	Fees[1]	Total	Interest	Fees[1]	Total
Convertible preferred shares	$2,845	$2,572	$5,417	$—	$—	$—
Dividend payable	820	—	820	—	—	—
Installment payments - licenses 2	724	—	724	696	—	696
Anti-itch product installment payments	57	—	57	2	—	2
LOC fees	16		16	—	—	—
Total Interest Expense and Financing Fee	$4,462	$2,572	$7,034	$698	$—	$698

Note 1:Amortization of fees in connection with debt raises.

Note 2: Imputed interest expense related to Ximino, Accutane and anti-itch cream acquisitions.

The conversion premium relates to the 15% discount at which the Class A Preferred Stock converts, see Note 14. In accordance with the measurement and recognition guidance of ASC 835-30 Imputation of Interest, the Company will accrete the convertible preferred share settled notes to the estimated settlement amount of $14.8 million.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 13. COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has undertaken to make contingent milestone payments to the licensors of its portfolio of drug products and candidates. In addition, the Company shall pay royalties to such licensors based on a percentage of net sales of each drug candidate following regulatory marketing approval. For additional information on future milestone payments and royalties, see Note 4.

NOTE 14. STOCKHOLDERS’ EQUITY AND CLASS A PREFERRED STOCK

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

Each holder of Class A Common Stock is entitled to a number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding Common Stock, including the Class A Common Stock and the denominator of which is the number of outstanding shares of Class A Common Stock. Thus, the Class A Common Stock will at all times constitute a voting majority.

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

On November 16, 2021, the Company completed an IPO of its common stock and issued 3,520,000 shares of its common stock at $10.00 per share, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs. In addition, as a result of the IPO, the Company issued shares of its Common stock based on the following:

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

The Company has completed five closings in connection with the Class A Preferred Offering (“Closings”). As a result of the Closings, the Company issued an aggregate of 758,680 Class A Preferred shares at a price of $25.00 per share, for gross proceeds of $19.0 million. Following the payment of placement agent fees of $1.9 million, and other expenses of $0.1 million, the Company received $17.0 million of net proceeds. In connection with the Company’s IPO, the company issued 2,231,346 shares of common stock resulting from the conversion of all of the Class A Preferred Stock.

Stock Based Compensation

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) originally authorizing the Company to grant up to 3,000,000 shares of common stock, with subsequent authorizations totaling 1,642,857, to eligible employees, directors, and consultants in the form of restricted stock, stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. As of December 31, 2021, 1,020,661 shares were available for issuance under the Plan.

Total compensation cost that has been charged against operations related to the above plan was $2.5 million, and $0.2 million for the years ended December 31, 2021 and 2020, respectively. The Company’s stock compensation expense is recorded as a component of SG&A in the Company’s consolidated statements of operations.

Stock Options

The Company grants stock options to employees, non-employees and Directors with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted generally vest over four-year period. Compensation cost for stock options is charged against operations on a straight-line basis between the grant date for the option and each vesting date. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model. The application of this valuation model involves assumptions that are highly subjective, judgmental, and sensitive in the determination of compensation cost.

Prior to the Company’s IPO, which closed on November 16, 2021, the fair value of the Company’s common stock underlying stock options was an input to the Black-Scholes option pricing model. The fair value of the Company’s common stock was determined considering a number of objective and subjective factors, including valuations of guideline public companies, transactions of guideline public companies, discounts for lack of control transactions, lack of liquidity of the Company’s common stock and the general and industry-specific economic outlook.

Historical information is the primary basis for the selection of the expected volatility of options granted. However, due to the Company’s limited time as a public filer, the Company’s volititily prior to the Company’s IPO, was derived from guidline public companies. The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected life of the option being valued. The expected term of options granted is based on the Simplified Method under SAB 107 and the expected term for non-employees is the remaining contractual life.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

The weighted-average key assumptions used in determining the fair value of options granted for the years ended December 31, 2021 and 2020, are as follows:

			Total	Weighted
		Weighted	weighted	average
	Number	average	average	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2019	2,294,000	$0.79	$5,916,970	6.73
Exercised	(18,000)	0.69	29,428	—
Forfeited	(134,000)	0.72	325,539	—
Outstanding options at December 31, 2020	2,142,000	$0.80	$7,934,320	5.72
Exercised	(10,000)	0.68	—	—
Forfeited	(27,666)	1.37	—	—
Outstanding options at December 31, 2021	2,104,334	$0.79	$9,661,393	4.68
Options vested and exercisable at December 31, 2021	1,990,916	$0.76	$9,207,917	4.53

For the years ended December 31, 2021 and 2020, the Company issued 10,000 shares and 18,000 shares, respectively, of the Company’s common stock upon the exercise of outstanding stock options and received proceeds of $7,000 and $13,000, respectively. For the years ended December 31, 2021 and 2020, approximately $51,000 and $153,000, respectively, of stock option compensation cost has been charged against operations. As of December 31, 2021, there was $23,000 of unrecognized compensation cost related to unamortized stock option compensation, which is expected to be recognized over a remaining weighted-average period of approximately 0.9 years. The aggregate intrinsic value in the previous table reflects the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock Units

The Company grants RSU’s to its employees and Directors. Restricted stock and RSU’s are charged against income on a straight-line basis over the vesting period, which ranges from one to four years in duration. Compensation cost for restricted stock and RSU’s is based on the award’s grant date fair value, which is the closing market price of the Company’s common stock on the grant date, multiplied by the number of shares awarded.

The Company’s non-vested RSU’s, at December 31, 2021 and 2020, and changes during the year ended December 31, 2021, are presented below:

		Weighted
		average
	Number of	exercise
	units	price
Unvested balance at December 31, 2019	—	$—
Granted	845,524	3.37
Forfeited	(30,000)	3.37
Unvested balance at December 31, 2020	815,524	$3.37
Granted	143,006	7.13
Vested	(136,500)	3.37
Forfeited	(107,000)	3.37
Unvested balance at December 31, 2021	715,030	$4.12

As of December 31, 2021, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock unit of $1.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

RSU’s that contain performance conditions

The Company recorded approximately $2.4 million of stock-based compensation expense in the fourth quarter of 2021, associated with performance-based RSU’s granted to key employees that fully vested upon the closing of the Company’s IPO.

NOTE 15. REVENUES FROM CONTRACTS AND SIGNIFICANT CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products, Qbrexza®, Accutane®, Targadox®, Ximino®, Exelderm®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

Revenues by product are summarized as follows:

	December 31,
($’s in thousands)	2021	2020
Targadox®	$22,378	$30,708
Ximino®	8,247	9,518
Exelderm®	5,363	4,453
Accutane®	10,053	—
Qbrexza®	17,056	—
Other branded revenue	37	(148)
Total product revenue, net	$63,134	$44,531

Significant Customers

As of December 31, 2021, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 16.3% and 12.9%. As of December 31, 2020, one of the Company’s customers accounted for 12% of its total accounts receivable balance.

For the year ended December 31, 2021 and 2020, none of the Company’s customers accounted for more than 10% of its total gross product revenue.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 16. INCOME TAXES

The components of the income tax provision are as follows:

	Years Ended December 31,
($’s in thousands)	2021	2020
Current:
Federal	$—	$1,669
State	67	536
Total current	67	2,205

Deferred:
Federal	(7,829)	(234)
State	(1,474)	(101)
Total deferred	(9,303)	(335)
Valuation allowance	10,870	—
Total income tax expense	$1,634	$1,870

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The significant components of the Company’s deferred tax assets consisted of the following:

	December 31,
($’s in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$3,113	$5
Amortization of license fees	4,760	1,086
Stock compensation	667	113
Lease liability	25	48
Reserve on sales return, discount and bad debt	3,573	765
Accruals and reserves	505	248
Tax credits	193	—
Business interest expense deduction limit	41	—
State taxes	12	—
Total deferred tax assets	12,889	2,265
Less: valuation allowance	(10,870)	—
Deferred tax assets, net	$2,019	$2,265

Deferred tax liability:
Section 481(a) adjustment on reserve on sales return, discount and bad debt	(1,996)	(765)
Right-of-use asset	(23)	(46)
Deferred tax assets, net	$—	$1,454

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Years Ended December 31,
	2021	2020
Percentage of pre-tax income:
U.S. federal statutory income tax rate	21%	21%
State taxes, net of federal benefit	4%	6%
Non-deductible items	(5)%	0%
Provision to return	0%	0%
Change in state rate	0%	(1)%
Change in valuation allowance	(26)%	0%
Other	2%	0%
Effective income tax rate	(4)%	26%

The Company has incurred NOLs in previous years. As of December 31, 2021, the Company had remaining federal NOLs of approximately $13.8 million and had remaining state NOLs of approximately $4.3 million, which will begin to expire in 2034. The Company also had federal research and development credit carryforward of $193 thousand as of December 31, 2021, which will begin to expire in 2040 if unused. The utilization of the Company’s NOLs and tax credits may be subject to annual Internal Revenue Code Section 382 limitations (382 Limitations).

The Company is subject to U.S. federal and various state taxes. As of December 31, 2021, the earliest federal tax year open for the assessment of income taxes under the applicable statutes of limitations is its 2018 tax year. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

NOTE 17. NET (LOSS) INCOME PER COMMON SHARE

The Company accounts for and discloses net (loss) income per share using the treasury stock method. Net (loss) income per common share, or basic (loss) income per share, is computed by dividing net (loss) income by the weighted-average number of common shares outstanding. Net (loss) income per common share assuming dilutions, or diluted (loss) income per share, is computed by reflecting the potential dilution from the exercise of “in-the-money” stock options, and non-vested restricted stock units.

The Company’s common stock equivalents, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the year ended December 31, 2021, as the effect of including such securities would be anti-dilutive. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income loss per share is the same for the year ended December 31, 2021.

The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the year ended December 31, 2020 (in thousands except for share and per share amounts):

For the Year Ended
December 31,
2020
Net income	$5,283

Weighted average shares outstanding - basic	9,135,985
Stock options	1,700,137
Weighted average shares outstanding - diluted	10,836,122

Per share data:
Basic	$0.58
Diluted	$0.49

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 18. SUBSEQUENT EVENTS

VYNE Therapeutics Product Acquisition (“VYNE Product Acquisition”)

On January 13, 2022 the Company entered into a definitive agreement with VYNE Therapeutics, Inc. (“VYNE”) to acquire its Molecule Stabilizing Technology (“MST”)™ franchise for an upfront payment of $20.0 million and an additional $5.0 million on the one (1)-year anniversary of the closing. The agreement also provides for contingent net sales milestone payments. The Company acquired AMZEEQ (minocycline) topical foam, 4%, and ZILXI (minocycline) topical foam, 1.5%, two FDA-Approved Topical Minocycline Products and Molecule Stabilizing Technology (MST)™.

Amendment to the East West Bank Working Capital Line of Credit

On January 12, 2022, the Company entered into a third amendment (the “Amendment”) of its loan and security agreement with East West Bank, which increased the borrowing capacity of the Company’s revolving line of credit to $10.0 million, from $7.5 million, and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. The term loan includes two tranches, the first of which is a$15.0 million term loan and the second of which is a $5.0 million term loan. On January 12, 2022, the Company borrowed $15.0 million against the first tranche of the term loan to facilitate the VYNE Product Acquisition. The term loan bears interest on its outstanding daily balance at a floating rate equal to 1.73% above the prime rate and is payable monthly, on the first calendar day each month. The term loans contain an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The Company may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions as well as audit provisions.

Maruho Milestone Payment

On February 11, 2022 the Company announced that its exclusive out-licensing partner in Japan p, received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®) for the treatment of primary axillary hyperhidrosis, triggering a net $2.5 million milestone payment to the Company. The net payment reflects a milestone payment of $10 million to the Company from the Company’s exclusive licensing partner in Japan, Maruho Co., Ltd. (“Maruho”), offset by a $7.5 million payment to Dermira, Inc., pursuant to the terms of the Asset Purchase Agreement between the Company and Dermira Inc. In conjunction with the terms of the licensing agreement with Maruho, the milestone payment was paid to Maruho within 30 days of the approval. The Company acquired global rights to QBREXZA® from Dermira Inc. in 2021.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation

By:	/s/ Claude Maraoui
Name: Claude Maraoui
Title: President, Chief Executive Officer, and Director
March 28, 2022

POWER OF ATTORNEY

We, the undersigned directors and/or executive officers of Journey Medical Corporation, hereby severally constitute and appoint Claude Maraoui, acting singly, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or appropriate to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Claude Maraoui	President, Chief Executive Officer and Director	March 28, 2022
Claude Maraoui	(Principal Executive Officer)

/s/ Lindsay A. Rosenwald, M.D.
Lindsay A. Rosenwald, M.D.	Executive Chairman	March 28, 2022

/s/ Ernie De Paolantonio	Chief Financial Officer	March 28, 2022
Ernie De Paolantonio	(Principal Financial Officer)

/s/ Neil Herskowitz	Director	March 28, 2022
Neil Herskowitz

/s/ Jeff Paley, M.D.	Director	March 28, 2022
Jeff Paley, M.D.

/s/ Justin Smith	Director	March 28, 2022
Justin Smith

/s/ Miranda Toledano	Director	March 28, 2022
Miranda Toledano