Form 10-Q
period 2022-03-31
Journey Medical Corp
filed 2022-05-10
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 9, 2022
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	11,431,594

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$41,331	$49,081
Accounts receivable, net of reserves	31,183	23,112
Inventory	16,137	9,862
Prepaid expenses and other current assets	1,608	2,438
Total current assets	90,259	84,493

Intangible assets, net	30,457	12,552
Operating lease right-of-use asset, net	67	89
Other assets	118	150
Total assets	$120,901	$97,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,959	$22,812
Due to related party	511	641
Accrued expenses	25,885	22,733
Accrued interest	66	—
Income taxes payable	112	8
Line of credit	—	812
Deferred payment (net of discount of $206)	4,794	—
Installment payments – licenses, short-term (net of debt discount of $431 and $490 as of March 31, 2022 and December 31, 2021, respectively)	2,569	4,510
Operating lease liabilities, short-term	74	98
Total current liabilities	60,970	51,614

Term loan (net of debt discount of $223)	14,777	—
Installment payments – licenses, long-term (net of debt discount of $284 and $373 as of March 31, 2022 and December 31, 2021, respectively)	3,716	3,627
Total liabilities	79,463	55,241

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 11,318,344 and 11,316,344 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Additional paid-in capital	81,688	80,915
Accumulated deficit	(40,252)	(38,874)
Total stockholders’ equity	41,438	42,043
Total liabilities and stockholders’ equity	$120,901	$97,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended
	March 31,
	2022	2021
Revenue
Product revenue, net	$20,796	$10,719
Other revenue	2,500	—
Total Revenue	23,296	10,719

Operating expenses
Cost of goods sold – product revenue	8,203	3,908
Research and development	1,266	—
Selling, general and administrative	14,715	6,226
Total operating expenses	24,184	10,134
(Loss) income from operations	(888)	585

Other expense
Interest income	(3)	—
Interest expense	389	221
Total other expense	386	221
Net (loss) income before income taxes	(1,274)	364

Income tax expense	104	96
Net (loss) income	$(1,378)	$268

Net (loss) income per common share – basic	$(0.08)	$0.03
Net (loss) income per common share – diluted	$(0.08)	$0.02

Weighted average shares outstanding – basic	17,318,344	9,158,333
Weighted average shares outstanding – diluted	17,318,344	10,897,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands except for share amounts)

							Total
	Common Stock		Common Stock A		Additional	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity
Balance as of December 31, 2021	11,316,344	$1	6,000,000	$1	$80,915	$(38,874)	$42,043
Share-based compensation	—	—	—	—	773	—	773
Issuance of common stock related to equity plan	2,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,378)	(1,378)
Balance as of March 31, 2022	11,318,344	$1	6,000,000	$1	$81,688	$(40,252)	$41,438

							Total
	Common Stock		Common Stock A		Additional	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Equity
Balance as of December 31, 2020	3,151,333	$—	6,000,000	$1	$5,171	$5,120	$10,292
Share-based compensation	—	—	—	—	22	—	22
Exercise of stock options for cash	10,000	—	—	—	7	—	7
Contribution of capital – extinguishment of related party payable	—	—	—	—	178	—	178
Net income	—	—	—	—	—	268	268
Balance as of March 31, 2021	3,161,333	$—	6,000,000	$1	$5,378	$5,388	$10,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Three-Month Periods
	Ended March 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(1,378)	$268
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	(76)	70
Non-cash interest expense	203	221
Amortization of debt discount	14	—
Amortization of acquired intangible assets	1,017	584
Amortization of operating lease right-of-use assets	22	21
Share-based compensation	773	22
Deferred taxes provision	—	69
Changes in operating assets and liabilities:
Accounts receivable	(7,995)	390
Inventory	(234)	(887)
Prepaid expenses and other current assets	830	472
Other assets	32	(121)
Accounts payable	4,732	566
Due to related party	(130)	70
Accrued expenses	2,928	(395)
Accrued interest	66	—
Income tax payable	104	26
Lease liabilities	(24)	(15)
Net cash provided by operating activities	884	1,361

Cash flows from investing activities
Acquired intangible assets	(20,000)	—
Net cash used in investing activities	(20,000)	—

Cash flows from financing activities
Proceeds from the exercise of options	—	7
Payment of license installment note payable	(2,000)	(1,800)
Proceeds from convertible preferred shares	—	12,537
Payment of debt issuance costs associated with convertible preferred shares	(214)	(1,353)
Proceeds from EWB term-loan, net of discount	14,763	—
Repayment of line of credit	(812)	—
Offering costs for the issuance of common stock - initial public offering	(371)	—
Net cash provided by financing activities	11,366	9,391

Net change in cash	(7,750)	10,752
Cash at the beginning of the period	49,081	8,246
Cash at the end of the period	$41,331	$18,998

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$95	$—

Supplemental disclosure of non-cash financing and investing activities:
Deferred payment for asset acquisition	$4,794	$—
Unpaid debt offering cost	$—	$135
Unpaid initial public offering cost	$—	$362
Extinguishment of related party payable relates to deferred tax assets	$—	$109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Journey Medical Corporation (collectively “Journey” or the “Company”) was formed on July 18, 2014. The Company is a commercial-stage pharmaceutical company that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. The Company’s current product portfolio includes nine branded and three authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. The Company acquires rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through their exclusive field sales organization.

As of March 31, 2022 and December 31, 2021, the Company was a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

All dollar amounts discussed in these Notes to Unaudited Condensed Consolidated Financial Statements are in thousands of U.S. dollars, except for per share amounts, and unless otherwise indicated.

Liquidity and Capital Resources

At March 31, 2022, the Company had $41.3 million in cash and cash equivalents as compared to $49.1 million at December 31, 2021.

On November 16, 2021, the Company completed an initial public offering (collectively the “Journey IPO” or “IPO”) of its Common Stock, par value $0.0001 (“Common Stock”), which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

Prior the Company's IPO, the Company's operations were primarily financed through a working capital note from Fortress, referred to herein as the "Fortress Note," cash generated by operations and cash raised in the Company's private offering of 8% Cumulative Convertible Class A Preferred Stock ("Class A Preferred Stock"). In connection with the closing of the Company's IPO on November 16, 2021, the Company issued 2,231,346 shares of Common Stock resulting from the conversion of all of the Class A Preferred Stock. In addition, the Fortress Note was converted into 1,610,467 shares of Journey Common Stock at the Journey IPO price of $10.00 per share.

The Company also has access to a $30.0 million East West Bank (“EWB”) borrowing facility, which includes a $10.0 revolving line of credit (with zero outstanding at March 31, 2022), and a $20.0 million term loan with both maturing on January 12, 2026. In January 2022, the Company borrowed $15.0 million against the term loan. Through June 12, 2023, the Company has the option to borrow an additional $5 million under another term loan facility. For the next twelve months from the issuance of these financial statements, the Company will be able to fund its operations through a combination of existing cash and cash equivalents generated from operations and the EWB borrowing facility.

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

NOTE 2. BASIS OF PRESENTATION

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

Emerging Growth Company

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s unaudited interim condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the Company meets the definition of an emerging growth company and elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. (the “2021 Form 10-K”).

Recently Issued Accounting Pronouncements

During the three-month period ended March 31, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

NOTE 4. INVENTORY

The Company’s inventory consists of the following:

	March 31,	December 31,
($’s in thousands)	2022	2021

Raw materials	$8,357	$5,572
Work-in-process	533	—
Finished goods	7,297	4,290
Inventory at cost	16,187	—
Inventory reserves	(50)	—
Total Inventories	$16,137	$9,862

NOTE 5. ASSET ACQUISITION

In January 2022, the Company acquired two United States Food and Drug Administration (“FDA”) Approved Topical Minocycline Products, AMZEEQ (minocycline) topical foam, 4%, and ZILXI (minocycline) topical foam, 1.5%, and a Molecule Stabilizing Technology™ proprietary platform from VYNE Therapeutics, Inc. (“VYNE”) for an upfront payment of $20.0 million and an additional $5.0 million payment on the one (1)-year anniversary of the closing (The “VYNE Product Acquisition”). This expands the Company’s product portfolio to nine marketed branded dermatology products. The Company also acquired certain associated inventory.

The VYNE Product Acquisition also provides for contingent net sales milestone payments. In the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, will be paid in that year only, per product, totaling up to $450 million. In addition, the Company will pay VYNE 10% of any upfront payment received by the Company from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the VYNE Product Acquisition.

The following table summarizes the aggregate consideration transferred for the assets acquired by the Company in connection with the VYNE Product Acquisition:

Aggregate
Consideration
($'s in thousands)	Transferred
Consideration transferred to VYNE at closing	$20,000
Fair Value of deferred cash payment due January 2023	4,740
Transaction costs	223
Total consideration transferred at closing	$24,963

The fair value of the deferred cash payment is being accreted to the $5.0 million January 2023 cash payment over a one-year period through interest expense.

The following table summarizes the assets acquired in the VYNE Product Acquisition:

Assets
($'s in thousands)	Recognized

Inventory	6,041
Identifiable Intangibles:
AMZEEQ Intangible	15,162
ZILXI Intangible	3,760
Fair value of net identifiable assets acquired	$24,963

The intangible assets were valued using an income approach, while the inventory was valued using a final sales value less cost to dispose approach.

NOTE 6. INTANGIBLES

The Company's finite-lived intangible assets consist of acquired intangible assets.

The Company acquired AMZEEQ (minocycline) topical foam, 4%, and ZILXI (minocycline) topical foam, 1.5%, two FDA-Approved Topical Minocycline Products and Molecule Stabilizing Technology (MST)(TM) from VYNE, which expands the Company's product portfolio to nine marketed branded dermatology products.

On March 31, 2021, the Company executed an Asset Purchase Agreement (the “Agreement”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). Pursuant to the terms of the Agreement, the Company acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon receipt of clearance under federal antitrust laws, which was received on May 13, 2021, the Company paid the upfront fee of $12.5 million to Dermira. In addition, Dermira is eligible to receive up to $144 million in the aggregate upon the achievement of certain sales milestones. The royalty structure for the Agreement is tiered with royalties for the first two years ranging from approximately 40% to 30%. Thereafter, for a period of eight years, royalties are approximately 12% to 19%. Royalty amounts are subject to 50% diminution in the event of loss of exclusivity due to the introduction of an authorized generic.

Upon closing of the Qbrexza® purchase, the Company became substituted for Dermira as the plaintiff in U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) alleging infringement of certain patents covering Qbrexza® (the “Qbrexza® Patents”), which are included among the proprietary rights to Qbrexza®. The Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application (“ANDA”). The ANDA seeks approval to market a generic version of Qbrexza® prior to the expiration of the Qbrexza® Patents and alleges that the Qbrexza® Patents are invalid. Perrigo is subject to a 30-month stay preventing it from selling a generic version. The stay is set to expire on March 9, 2023. Trial in the Patent Litigation is scheduled for September 19, 2022. The Company cannot make any predictions about the final outcome of this matter or the timing thereof.

The purchase price of $12.5 million included the asset, Qbrexza®, as well as finished goods and raw material inventory. The Company also has the obligation to accept any product returns related to sales made by Dermira. The Company allocated the upfront payment to inventory since the fair value of the inventory and Qbrexza rights exceeded the purchase price. The future contingent milestone payments, if achieved, will be recorded to intangible asset and amortized over the seven-year life of the asset commencing on the closing date.

In December 18, 2020, the Company entered an Asset Purchase Agreement with a third party (the "Anti-itch Product Agreement") for a topical product that is indicated to treat scabies and skin itch conditions ("Anti-itch Product"). Pursuant to the terms and conditions of the Anti-itch Product Agreement, the Company agreed to pay $4.0 million, comprised of a $0.2 million upon the execution of the term sheet, payments of $2.8 million in 2021, and a final payment of $1.0 million on January 1, 2022. There are no subsequent milestone payments or royalties beyond the aforementioned payments.

On July 29, 2020, the Company entered into a license and supply agreement for Accutane® ("Accutane Agreement") with DRL. Pursuant to the Accutane Agreement, the Company agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $2.0 million. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. Royalties in the low-double digits based on net sales, subject to specified reductions are also due. The term of the Accutane Agreement is ten years and renewable upon mutual agreement. Each party may terminate the Accutane Agreement for material breach by the other party or for certain bankruptcy or insolvency related events. The Company may also terminate upon 180 days written notice to the other party.

The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Intangble
($'s in thousands)	(Years)	Value	Amortizaiton	Assets, Net

Amortizable intangible assets:
Ceracade®	3	$300	$(300)	$—
Luxamend®	3	50	(50)	—
Targadox®	3	1,250	(1,250)	—
Ximino®	7	7,134	(2,718)	4,416
Exelderm®	3	1,600	(1,600)	—
Accutane®	5	4,727	(1,024)	3,703
Amzeeq®	9	15,162	(422)	14,740
Zilxi®	9	3,760	(104)	3,656
		33,983	(7,468)	26,515
Non-amortizable intangible assets:
Anti-itch product (1)	3	3,942	—	3,942
Total intangible assets		$37,925	$(7,468)	$30,457

	December 31, 2021
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Intangble
($'s in thousands)	(Years)	Value	Amortizaiton	Assets, Net

Amortizable intangible assets:
Ceracade®	3	$300	$(300)	$—
Luxamend®	3	50	(50)	—
Targadox®	3	1,250	(1,250)	—
Ximino®	7	7,134	(2,463)	4,671
Exelderm®	3	1,600	(1,600)	—
Accutane®	5	4,727	(788)	3,939
		15,061	(6,451)	8,610
Non-amortizable intangible assets:
Anti-itch product (1)	3	3,942	—	3,942
Total intangible assets		$19,003	$(6,451)	$12,552

(1)	The Company is transferring manufacturing to an existing contract manufacturer and upon validation will launch such product and commence amortizing.

The Company’s amortization expense for the three-month periods ended March 31, 2022 and 2021 was $1.0 million and $584,000, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s unaudited condensed consolidated statements of operations.

Future amortization of the Company’s intangible assets is as follows:

					Total
($’s in thousands)	Ximino®	Accutane®	Amzeeq®	Zilxi®	Amortization
Remainder of 2022	$764	$710	$1,263	$313	$3,050
December 31, 2023	1,019	945	1,685	418	4,067
December 31, 2024	1,019	946	1,685	418	4,068
December 31, 2025	1,019	945	1,685	418	4,067
December 31, 2026	595	157	1,685	418	2,855
Thereafter	—	—	6,737	1,671	8,408
Subtotal	$4,416	$3,703	$14,740	$3,656	$26,515
Asset not yet placed in service	—	—	—	—	3,942
Total	$4,416	$3,703	$14,740	$3,656	$30,457

NOTE 7. LICENSES ACQUIRED

On June 29, 2021, the Company entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”). Pursuant to the terms and conditions of the DFD-29 Agreement, the Company paid $10.0 million. Additional contingent regulatory and commercial milestone payments totaling up to $163.0 million are also payable. Royalties ranging from approximately ten percent to twenty percent are payable on net sales of the product.

The technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. Accordingly, costs incurred in obtaining the license were charged to research and development expense.

Additionally, the Company is required to fund and oversee the Phase 3 clinical trials approximating $24.0 million, based upon the current development plan and budget. Either party may terminate the DFD-29 Agreement prior to NDA approval in the event of bankruptcy or a material breach that remains uncured beyond the applicable cure period. Additionally, DRL may terminate the DFD-29 Agreement if the Company: i.) ceases development of the DFD-29 product for six consecutive months (except if such cessation is caused by DRL, applicable laws, or action/inaction of any third party beyond the Company's control); ii.) files a patent challenge on any claim for the DFD-29 product patent or DRL background patent; or iii.) fails to initiate development of the DFD-29 product in the European Union ("EU") (such termination solely relates to the rights granted in EU) within 24 months after product regulatory approval or cause first commercial sale in at least one country in the EU within 72 months after product regulatory approval.

In connection with the DFD-29 Agreement, the Company agreed to pay DRL additional consideration of approximately $5 million in cash or shares based on a 15 day volume weighted average price following the IPO date, upon either an IPO of the Company's Common Stock or an acquisition of the Company. The DFD-29 Agreement further specifies that only one payment can be made. As a result of the Company's IPO on November 16, 2021, the Company issued 545,131 unregistered shares of Journey Common Stock to DRL. The restrictions on the unregistered shares of Common Stock are governed by the terms set forth in the DFD-29 Agreement and applicable securities laws.

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-

based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance requires fair value measurements be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Observable inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2022
($'s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$41,331	$—	$—	$41,331
Total	$41,331	$—	$—	$41,331

	December 31, 2021
($'s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$49,081	$—	$—	$49,081
Total	$49,081	$—	$—	$49,081

The Company did not carry any level 2 or level 3 assets or liabilities at March 31, 2022, December 31, 2021. No transfers occurred between level 1, level 2, and level 3 instruments for the three-month periods ended March 31, 2022 and 2021.

NOTE 9. RELATED PARTY AGREEMENTS

Shared Services Agreement with Fortress

On November 12, 2021, the Company and Fortress entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees (the “Shared Services Agreement”). Fortress’ Executive Chairman and Chief Executive Officer is the Executive Chairman of the Company. Under the terms of the Shared Services Agreement, the Company will reimburse Fortress for the salary and benefit costs associated with these employees based upon actual hours worked on Journey related projects following the completion of the IPO. In addition, the Company reimburses Fortress for various payroll related costs and selling, general and administrative costs. For the three-month periods ended March 31, 2022 and 2021, Fortress employees have provided services to the Company, and the Company recorded related expense of approximately $0.1 million and zero, respectively. At March 31, 2022 and December 31, 2021, the Company’s outstanding balance under the Shared Services Agreement was $0.5 million and $0.6 million, respectively, recorded as accounts payable and accrued expenses - related party on the condensed consolidated balance sheets.

Fortress Income Tax

At March 31, 2022, 58% of the Company’s outstanding Common Stock was owned by Fortress. Prior to the IPO, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states”. These jurisdictions generally require corporations engaged in unitary business and meet the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 19 below for a discussion of income taxes.

NOTE 10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
($'s in thousands)	2022	2021
Accrued expenses:
Accrued compensation	$4,421	$2,702
Research and development	160	870
Accrued royalties payable	3,779	3,833
Accrued coupons and rebates	11,627	10,603
Return reserve	3,151	3,240
Other	2,747	1,485
Total accrued expenses	$25,885	$22,733

NOTE 11. INSTALLMENT PAYMENTS — LICENSES

The following tables show the details of the Company’s installment payments – licenses for the periods presented:

	March 31, 2022

($'s in thousands)	Ximino (1)	Accutane (2)	Total
Installment payments - licenses, short-term	$2,000	$1,000	$3,000
Less: imputed interest	(379)	(52)	(431)
Sub-total installment payments - licenses, short-term	1,621	948	2,569
Installment payments - licenses, long-term	3,000	1,000	4,000
Less: imputed interest	(271)	(13)	(284)
Sub-total installment payments - licenses, long-term	2,729	987	3,716
Total installment payments - licenses	$4,350	$1,935	$6,285

	December 31, 2021
			Anti-Itch
($'s in thousands)	Ximino (1)	Accutane (2)	Product (3)	Total
Installment payments - licenses, short-term	$2,000	$2,000	$1,000	$5,000
Less: imputed interest	(425)	(65)	-	(490)
Sub-total installment payments - licenses, short-term	1,575	1,935	1,000	4,510

Installment payments - licenses, long-term	3,000	1,000	—	4,000
Less: imputed interest	(350)	(23)	—	(373)
Sub-total installment payments - licenses, long-term	2,650	977	—	3,627
Total installment payments - licenses	$4,225	$2,912	$1,000	$8,137

Note 1: Imputed interest rate of 11.96% and maturity date of July 22, 2024.

Note 2: Imputed interest rate of 4.03% and maturity date of July 29, 2023.

Note 3: Imputed interest rate of 4.25% and maturity date of January 1, 2022.

NOTE 12. OPERATING LEASE OBLIGATIONS

The Company leases 3,681 square feet of office space in Scottsdale, Arizona. In August 2020, the Company amended its office lease and extended the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The term of the amended lease commenced on December 1, 2020 and will expire on December 31, 2022.

The Company recorded rent expense as follows:

	Three-Month Periods Ended March 31,
($’s in thousands)	2022	2021
Lease cost
Operating lease cost	26	23
Variable lease cost	1	1
Total lease cost	$27	$24

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended March 31,
($’s in thousands)	2022	2021
Operating cash flows from operating leases	$25	$18
Weighted-average remaining lease term - operating leases	0.8	1.3
Weighted-average discount rate - operating leases	4.0%	4.0%

As of March 31, 2022, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

Future Lease
($ 's in thousands)	Liability
Three-Month Period Ended March 31, 2022	$75
Total	75
Less: present value discount	(1)
Operating lease liabilities	$74

NOTE 13. DEBT

Line of Credit

The Company had no outstanding short-term borrowings as of March 31, 2022. The Company, through a loan facility agreement entered into with EWB has a $10.0 million working capital line of credit that matures on January 12, 2026. The line of credit is secured by the Company’s receivables and cash. Interest on the line of credit accrues at a floating rate equal 0.70% above the prime rate.

Long-Term Debt

The Company’s long-term debt at March 31, 2022 reflects approximately $14.8 million outstanding under the Company’s term loan with EWB. The Company did not carry any long-term debt borrowing at December 31, 2021.

On January 12, 2022, the Company entered into a third amendment of the loan and security agreement with EWB (the “Amendment”), which increased the borrowing capacity of the Company’s revolving line of credit to $10.0 million and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. On January 12, 2022, the Company borrowed $15.0 million against the first tranche of the term loan to facilitate the VYNE Product Acquisition. The Company can elect to borrow the additional $5.0 million under the second tranche through June 12, 2023. The term loans bear interest at a floating rate equal to 1.73% above the prime rate and is payable monthly. The term loans contain an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The Company may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions.

The Company accounted for the Amendment as a debt modification. The remaining unamortized debt issuance costs related to the original revolving facility together with any lender fees and direct third-party costs incurred in connection with the entry into the Amendment are considered associated with the new arrangement. The fees allocated to the revolving line are amortized over the new four-year term of the amended revolving facility. The fees allocated to the term loan are recorded as a debt discount and amortized to interest expense over the four-year term of the term loan under the effective interest method.

NOTE 14. INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the periods consisted of the following:

	Three-month periods ended March 31,
	2022			2021
($'s in thousands)	Interest	Fees[1]	Total	Interest	Fees[1]	Total
Interest payments for EWB term loan	$161	$—	$161	$—	$—	$—
Amortiztion of term loan costs	—	14	14	—	—	—
Amortiztion of line of credit costs	—	11	11	—	—	—
Installment payments - licenses [2]	148	—	148	221	—	221
Accretion of deferred payment	55	—	55	—	—	—
Total Interest Expense and Financing Fee	$364	$25	$389	$221	$—	$221

Note 1: Amortization of fees in connection with the Amended EWB Agreement.

Note 2: Imputed interest expense related to acquired intangible assets.

NOTE 15. COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has undertaken to make contingent milestone payments to the licensors of its portfolio of drug products and candidates. In addition, the Company shall pay royalties to such licensors based on a percentage of net sales of each drug candidate following regulatory marketing approval. For additional information on future milestone payments and royalties, see Note 7.

NOTE 16. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the Company to issue 50,000,000 shares of $0.0001 par value Common Stock, of which 6,000,000 shares are designated and authorized as Class A Common Stock.

Voting Rights

Each holder of Common Stock is entitled to one vote per share of Common Stock held on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws do not provide for cumulative voting rights.

Each holder of Class A Common Stock is entitled to a number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding Common Stock, including the Class A Common Stock, and the denominator of which is the number of outstanding shares of Class A Common Stock. Thus, the Class A Common Stock will at all times constitute a voting majority.

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

The Company has completed five closings in connection with the Class A Preferred Offering (“Closings”). In connection with the Closings, the Company issued an aggregate of 758,680 Class A Preferred shares at a price of $25.00 per share, for gross proceeds of $19.0 million. Following the payment of placement agent fees of $1.9 million, and other expenses of $0.1 million, the Company received $17.0 million of net proceeds. In connection with the Company’s IPO, the Company issued 2,231,346 shares of Common Stock in connection with the conversion of all of the Preferred Stock. There are currently no shares of 8% Cumulative Convertible Class A Preferred Stock outstanding as of March 31, 2022.

NOTE 17. SHARE BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) originally authorizing the Company to grant up to 3,000,000 shares of Common Stock, with subsequent authorizations totaling 1,642,857, to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. As of March 31, 2022, 353,411 shares were available for issuance under the Plan.

Total compensation cost that has been charged against operations related to the above plan was $0.8 million and $21,486 for the three-month periods ended March 31, 2022 and 2021, respectively. The Company's stock compensation expense is recorded as a component of selling, general and administrative expenses in the Company's consolidated statements of operations.

Stock Options

The following table summarizes the Company’s stock option activities:

			Total	Weighted
		Weighted	weighted	average
	Number	average	average	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2021	2,104,334	$0.79	$9,661,393	4.68
Granted	10,000	1.39	—	7.19
Forfeited	2,750	1.39	$9,460	—
Outstanding options at March 31, 2022	2,111,584	$0.79	$8,528,949	4.44
Options vested and exercisable at March 31, 2022	2,051,584	$0.77	$8,321,611	4.37

The Company did not issue any shares of Common Stock upon the exercise of stock options for the three-month period ended March 31, 2022. For the three-month period ended March 31, 2021, the Company issued 10,000 shares of Common Stock upon the exercise of outstanding stock options and received proceeds of $6,800. For the three-month periods ended March 31, 2022 and 2021, $6,838 and $21,486, respectively, of stock option compensation expense was charged against operations. As of March 31, 2022, the Company had unrecognized stock-based compensation expense related to all unvested options of $13,284, which the Company expects to recognize over a weighted-average period of approximately 0.82 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s Common Stock.

Restricted Stock Units

During the three-month period ended March 31, 2022, the Company issued 2,000 shares of restricted stock units amounting to $6,740 in total aggregate fair market value. During the three-month period ended March 31, 2021, the Company did not issue any shares of restricted stock. For the three-month periods ended March 31, 2022 and 2021, approximately $0.8 million and zero, respectively, of restricted stock compensation cost was charged against operations. At March 31, 2022, approximately 1,378,030 shares remained unvested and there was approximately $3.6 million of unrecognized compensation cost related to RSUs.

The following table summarizes the activity related to the Company's RSUs for the three-month period ended March 31, 2022:

		Weighted
		average
	Number of	grant
	shares	price
Unvested balance at December 31, 2021	715,030	$4.12
Granted	675,000	5.06
Vested	(2,000)	3.37
Forfeited	(10,000)	5.02
Unvested balance at March 31, 2022	1,378,030	$4.58

NOTE 18. REVENUES FROM CONTRACTS AND SIGNIFICANT CUSTOMERS

Disaggregation of Net Revenues

The Company’s net product revenues are summarized as follows:

	Three-Month Periods Ended March 31,
($ in thousands)	2022	2021
Qbrexa®	$7,376	$—
Accutane®	4,907	196
Amzeeq®	3,466	—
Targadox®	2,634	7,199
Ximino®	967	2,100
Zilxi®	741	—
Exelderm®	704	1,217
Other branded revenue	1	7
Total product revenues	$20,796	$10,719

The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Significant Customers

For the three-month periods ended March 31, 2022 and 2021, there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At March 31, 2022, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 15% and 10%. At December 31, 2021, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 16% and 13%.

Other Revenue

Other revenue for the three-month period ended March 31, 2022 reflects a net $2.5 million milestone payment from the Company's exclusive out-licensing partner in Japan, Maruho Co., Ltd (“Maruho”). In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®), for the treatment of primary axillary hyperhidrosis, triggering the net payment. The net payment reflects a milestone payment of $10.0 million to the Company from Maruho, offset by a $7.5 million payment to Dermira, Inc., pursuant to the terms of the Asset Purchase Agreement between the Company and Dermira.

NOTE 19. INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of March 31, 2022.

For the three months ended March 31, 2022 and 2021, income tax expense was $104,000 and $96,000, resulting in an effective income tax rate of (8.20)% and 26.42%. The change in effective tax rate is due to changes in unfavorable permanent book-tax differences and valuation allowances.

As of March 31, 2022, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 20. NET INCOME PER COMMON SHARE

The following shares of potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding, as the effect of including such securities would be anti-dilutive for the three-month period ended March 31, 2022:

Three-Month Period Ended
March 31, 2022
Unvested restricted stock units	1,259,641
Outstanding Options	1,764,011
Total potential dilutive effect	3,023,652

The Company’s Common Stock equivalents, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three-month period ended March 31, 2022, as the effect would be to reduce the loss per share. Therefore, the weighted average Common Stock outstanding used to calculate both basic and diluted income loss per share is the same for the three-month period ended March 31, 2022. The following is a reconciliation of the numerator and denominator of the diluted net income per share computations for the three-month period ended March 31, 2021 (in thousands except for share and per share amounts):

Three-Months Period Ended
March 31, 2021
Net income	$268

Weighted average shares outstanding - basic	9,158,333
Stock options	1,738,763
Weighted average shares outstanding - diluted	10,897,096

Per share data:
Basic	$0.03
Diluted	$0.02

NOTE 21. Subsequent Event

On May 2, 2022, the Company filed a complaint against Padagis Israel Pharmaceuticals Ltd. (F/K/A Perrigo Israel Pharmaceuticals Ltd.) (“Padagis”) alleging infringement of certain patents covering Zilxi® (the “Zilxi® Patents”), which are included among the proprietary rights to Zilxi® that were acquired pursuant to the VYNE Product Aquisition. This litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Hatch-Waxman Act, of an Abbreviated New Drug Application (“ANDA”). The ANDA seeks approval to market a generic version of Zilxi® prior to the expiration of the Zilxi® Patents and alleges that the Zilxi® Patents are invalid. Padagis is subject to a 30-month stay which prevents Padagis from selling a generic version. The stay is set to expire on October 6, 2024. Journey is seeking, among other relief, an order that the effective date of any FDA approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on October 1, 2030, and such further and other relief as the court may deem appropriate. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in, or implied by, the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). As used below, the words “we,” “us” and “our” may refer to Journey Medical Corporation.

Overview

We are a commercial-stage pharmaceutical company founded in October 2014 that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes nine branded and three authorized generic prescription drugs for dermatological conditions that are actively marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life and physicians and other licensed medical professionals to provide better care for their patients. We aim to acquire rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through our exclusive field sales organization.

On November 16, 2021, we completed an initial public offering (“IPO”) of our Common Stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

We expect our expenses will increase for the foreseeable future as we pursue business development opportunities, commercialize, and market new products and incur additional costs associated with operating as a public company. To date, our business has not been materially impacted by COVID-19; however, depending on the extent of the ongoing pandemic, it is possible that our business, financial condition and results of operations could be materially and adversely affected by COVID-19 in the future. Our cash and cash equivalents balance was $41.3 million at March 31, 2022.

Recent Highlights

VYNE Product Acquisition

In January 2022, we acquired two FDA-Approved Topical Minocycline Products, AMZEEQ (minocycline) topical foam, 4%, and ZILXI (minocycline) topical foam, 1.5%, and a Molecule Stabilizing Technology™ proprietary platform from VYNE Therapeutics, Inc. (the “VYNE Product Acquisition”), which expands our product portfolio to nine marketed branded dermatology products.

These proprietary foam-based products are designed to optimize the topical delivery of minocycline, an active pharmaceutical ingredient that was previously available only in oral form. Approved by FDA nearly 50 years ago, minocycline is a well-established molecule that has been prescribed, in oral formulation, over 30 million times in the past decade.

AMZEEQ (minocycline) topical foam, 4%, is the first and only topical formulation of minocycline to be approved by the FDA for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in adults and children nine years and older. According to the American Academy of Dermatology (“AAD”), acne is the most common skin condition in the United States, affecting up to 50 million Americans annually.

Approved by the FDA in May 2020, ZILXI (minocycline) topical foam, 1.5%, is the first and only topical minocycline treatment for inflammatory lesions due to rosacea in adults. Rosacea is a common skin disease that affects 16 million Americans, according to AAD. Market research shows that over 70% of patients with rosacea are seeking better alternatives to current treatments.

Amendment to East West Bank Credit Facility

On January 12, 2022, we entered into a third amendment (the “Amendment”) of our loan and security agreement with East West Bank (“EWB”), which increased the borrowing capacity of our revolving line of credit to $10.0 million, from $7.5 million, and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. The term loan includes two tranches, the first of which is a $15.0 million term loan and the second of which is a $5.0 million term loan. On January 12, 2022, we borrowed $15.0 million against the first tranche of the term loan to facilitate the VYNE Product Acquisition. The Company can elect to borrow the additional $5.0 million under the second tranche through June 12, 2023. The term loans bear interest at a floating rate equal to 1.73% above the prime rate and is payable monthly. The term loan contains an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. We may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions.

Japanese Marketing Approval for Rapifort® Wipes

On February 11, 2022, we announced that our exclusive out-licensing partner in Japan received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®) for the treatment of primary axillary hyperhidrosis, triggering a net $2.5 million milestone payment to us. The net payment reflects a milestone payment of $10.0 million to us from our exclusive licensing partner in Japan, Maruho Co., Ltd. (“Maruho”), offset by a $7.5 million payment to Dermira, Inc. (“Dermira”), pursuant to the terms of the Asset Purchase Agreement between us and Dermira. We acquired global rights to QBREXZA® from Dermira in 2021. The product will generate a 10% sales-based royalty upon product launch in Japan, which is expected in May of 2022.

Clinicial Developments

On March 17, 2022, we dosed the first patient in our Phase 3 clinical trial evaluating DFD-29 (Minocycline Modified Release Capsules 40 mg) for the treatment of Rosacea. In addition, the published phase 2 clinical data showed that DFD-29 had approximately double the efficacy compared to Doxycycline capsules 40 mg, on reducing total inflammatory lesions and Investigator’s Global Assessment treatment success. The Phase 3 trials encompass two multicenter, randomized, double-blind, parallel-group, active and placebo-controlled clinical trials and will each enroll up to 320 adult patients with moderate to severe papulopustular rosacea (“PPR”). One trial is enrolling patients in the United States and the other is enrolling in the United States and Europe. The patients are being randomized in a 3:3:2 ratio to DFD-29 (Minocycline Hydrochloride Modified Release Capsules, 40 mg), Oracea® (Doxycycline capsules 40 mg) or placebo once daily for 16 weeks. The primary objective of the studies is to evaluate the safety, efficacy and tolerability of DFD-29 compared to placebo for the treatment of PPR. The secondary objective is to evaluate the safety, efficacy and tolerability of DFD-29 compared to Oracea® (Doxycycline capsules 40 mg).

Critical Accounting Polices and Uses of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States.

Applying these principles requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis section in the 2021 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2021.

Accounting Pronouncements

During the three-month period ended March 31, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in the 2021 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our consolidated financial statements in this report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the three-month periods ended March 31, 2022 and 2021:

Comparison of the Three-Month Periods Ended March 31, 2022 and 2021

	Three-Month Periods Ended March 31,		Change
($ in thousands, except per share data)	2022	2021	$	%
Revenue:
Product revenue, net	$20,796	$10,719	10,077	94%
Other revenue	2,500	—	2,500	100%
Total Revenue	23,296	10,719	12,577	117%

Operating expenses
Cost of goods sold - product revenue	8,203	3,908	4,295	110%
Research and development	1,266	—	1,266	100%
Selling, general and administrative	14,715	6,226	8,489	136%
Total operating expenses	24,184	10,134	14,050	139%
(Loss) income from operations	(888)	585	(1,473)	(252)%

Other expense
Interest income	(3)	—	(3)	100%
Interest expense	389	221	168	76%
Total other expense	386	221	165	75%
Net (Loss) income before income taxes	(1,274)	364	(1,638)	(450)%

Income tax expense	104	96	8	8%
Net (loss) income	$(1,378)	$268	$(1,646)	(614)%

Revenues

Net product revenue

The following table reflects our net product revenue for the three-month periods ended March 31, 2022 and 2021:

	Three-Month Periods Ended		Change
	March 31,
($ in thousands)	2022	2021	$	%
Qbrexa®	$7,376	$—	$7,376	100%
Accutane®	4,907	196	4,711	2404%
Amzeeq®	3,466	—	3,466	100%
Targadox®	2,634	7,199	(4,565)	(63)%
Ximino®	964	2,100	(1,133)	(54)%
Zilxi®	741	—	741	100%
Exelderm®	704	1,217	(513)	(42)%
Other branded revenue	1	7	(6)	(86)%
Total net product revenues	$20,796	$10,719	$10,077	94%

Total net product revenues increased $10.1 million, or 94%, to $20.8 million for the three-month period ended March 31, 2022, from $10.7 million for the three-month period ended March 31, 2021. Our sales growth from period-to-period is primarily due to incremental revenues from Qbrexza®, launched during the second quarter of 2021, and Accutane®, launched late in the first quarter of 2021. In addition, the increase from period-to-period is driven by incremental net revenues as a result of our newly launched products due to the acquisition of Amzeeq® and Zilxi® from VYNE in January 2022. Offsetting the increase is a decrease in Targadox® and its authorized generic, Doxycycline, as a result of generic competition, and a decrease in our legacy product, Ximino®, primarily driven by increased promotional emphasis from our salesforce to Accutane, and increased pressure from generic competition. The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Other revenue

Other revenue for the three-month period ended March 31, 2022 reflects a net $2.5 million milestone payment to us from our exclusive out-licensing partner in Japan. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®), for the treatment of primary axillary hyperhidrosis, triggering the net payment. The net payment reflects a milestone payment of $10.0 million to us from Maruho, offset by a $7.5 million payment to Dermira, Inc., pursuant to the terms of the Asset Purchase Agreement between us and Dermira. In conjunction with the terms list above, both transactions were completed in March of 2021. We acquired global rights to QBREXZA® from Dermira in 2021.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry. For a discussion of our gross-to-net sales accruals, see Critical Accounting Estimates and Significant Accounting Policies in the 2021 Form 10-K.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2022, and 2021 were as follows:

	Chargebacks
	and			Managed
	Distributor			Care	Gov't
($'s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2021	$1,610	$3,240	$4,992	$3,492	$690	$14,024
Current provision related to sales in the current period	2,185	1,120	35,617	3,691	1,004	43,617
Checks/credits issued to third parties	(2,409)	(1,209)	(33,949)	(4,548)	(668)	(42,783)
Reclassifications between liability accounts	—	—	—	—	—	—
Balance as of March 31, 2022	$1,386	$3,151	$6,660	$2,635	$1,026	$14,858

	Chargebacks
	and			Managed
	Distributor			Care	Gov’t
($'s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2020	$—	$2,580	$12,769	$100	$—	$15,449
Current provision related to sales in the current period	—	14	33,081	878	—	33,973
Checks/credits issued to third parties	—	(565)	(33,727)	(194)	—	(34,486)
Reclassifications between liability accounts	—	—	—	—	—	—
Balance as of March 31, 2021	$—	$2,029	$12,123	$784	$—	$14,936

We have established provisions for chargebacks resulting from the launch of our new products noted above. Included in the reserve for chargebacks and distributor service fees are provisions for prompt pay discounts.

Our provision for returns was $3.2 million at March 31, 2022, compared to $2.0 million at March 31, 2021. The increase is mainly due to incremental provisions resulting from our newly launched products, Accutane®, launched late in the first quarter of 2021, and Qbrexza®, acquired during the second quarter of 2021 and the acquisition of Amzeeq® and Zilxi® from VYNE in January 2022.

The provision for coupons was $6.7 million at March 31, 2022 compared to $12.1 million at March 31, 2021. The decrease is mainly due to the timing of payments in 2020.

Managed care and government rebate provisions combined were $3.6 million and $1.0 million, respectively, at March 31, 2022 compared to $0.8 million and zero, respectively at March 31, 2021. The increase is due to incremental provisions resulting from our newly launched products, Accutane, launched late in the first quarter of 2021, and Qbrexza, acquired during the second quarter of 2021 and the acquisition of Amzeeq® and Zilxi® from VYNE in January 2022 and to a lesser extent a greater portion of sales qualifying for managed care rebates.

Cost of Good Sold

Cost of goods sold increased by $4.3 million to $8.2 million for the three-month period ended March 31, 2022, from $3.9 million for the three-month period ended March 31, 2021. The increase is primarily due to a higher sales volume by $10.1 million compared to first quarter sales in 2021, incremental royalties from Qbrexza®, which was launched during the second quarter of 2021 and an additional incremental increase in amortization of acquired intangible assets due to the acquisition of Amzeeq® and Zilxi® from VYNE in January 2022.

Research and Development

Research and Development expense increased to $1.2 million for the three-month period ended March 31, 2022 from zero for the three-month period ended March 31, 2021. The increase is related to clinical trial expenses to develop our DFD-29 product, for which dosing began in March 2022. We expect these expenses to increase as patients are fully enrolled in the trials.

Selling, General and Administrative

Selling, general and administrative expenses increased $8.5 million, to $14.7 million for the three-month period ended March 31, 2022, from $6.2 million for the three-month period ended March 31, 2021. The increase is primarily attributable to the expansion of our salesforce, marketing expense related to our expanded product portfolio and legal expenses.

Interest Expense

Interest expense increased $0.2 million to $0.4 million for the three-month period ended March 31, 2022, from $0.2 million for the three-month period ended March 31, 2021. The increase is primarily attributable to incremental interest and amortization of fees on our EWB term loan, and accretion of the discount on our deferred payment.

Liquidity and Capital Resources

At March 31, 2022, we had $41.3 million in cash and cash equivalents as compared to $49.1 million at December 31, 2021.

On November 16, 2021, we completed an IPO of our Common Stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

Prior to our IPO, our operations were primarily financed through a working capital note from Fortress Biotech, Inc. (“Fortress”), referred to herein as the “Fortress Note,” cash generated by operations and cash raised in our private offering of our 8% Cumulative Convertible Class A Preferred Stock (“Class A Preferred Stock”). In connection with the closing of our IPO on November 16, 2021, we issued 2,231,346 shares of Common Stock resulting from the conversion of all of the Class A Preferred Stock. In addition, the Fortress Note was converted into 1,610,467 shares of Journey Common Stock at our IPO price of $10.00 per share.

On January 12, 2022, we entered into the Amendment of our loan and security agreement with EWB, which increased the borrowing capacity of our revolving line of credit to $10.0 million, from $7.5 million, and added a term loan not to exceed

$20.0 million. On January 12, 2022, we borrowed $15.0 million against the first tranche of the term loan to facilitate the VYNE Product Acquisition.

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

We may require additional financing to pursue both development stage and commercial opportunities. In addition, we anticipate increased commercialization expenses related to the launch of new products, as well as increased costs related to development and regulatory approval of potential development stage product acquisitions, including DFD-29. As we continue to expand our product portfolio, we may need to fund possible future operating losses, and, if deemed appropriate, establish or secure through additional third-party manufacturing for our products, and expanded sales and marketing capabilities related to recent product acquisitions. For the next twelve months from the issuance of the financial statements included in this report, the Company will be able to fund its operations through a combination of existing cash and cash equivaents, cash generated from operations and the EWB borrowing facility. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies.

Cash Flows for the Three-Month Periods Ended March 31, 2022 and 2021

	Three-Month Periods Ended
	March 31,
($'s in thousands)	2022	2021	Change
Net cash provided by operating activities	$884	$1,361	$(477)
Net cash used in investing activities	(20,000)	—	(20,000)
Net cash provided by financing activities	11,366	9,391	1,975
Net change in cash and cash equivalents	$(7,750)	$10,752	$(18,502)

Operating Activities

Net cash provided by operating activities decreased to $0.8 million for the three-month period ended March 31, 2022 from $1.4 million for the three-month period ended March 31, 2021. The decrease is primarily attributable to the accounts receivable growth in accounts receivable of $8.4 million, offset by increses in accounts payable and accrued expenses of $4.2 million and 3.4 million, respectively.

Investing Activities

Net cash used in investing activities incrementally increased by $20.0 million due to the cash payment made to VYNE for the VYNE Product Acquisition made during the three-month period ended March 31, 2022.

Financing Activities

Net cash provided by financing activities was $11.4 million for the three-month period ended March 31, 2022, compared to $9.4 million for the three-month period ended March 31, 2021. The increase is substantially related to $15.0 million in proceeds from our EWB term loan, which was used to facilitate the VYNE Product Acquisition offset by approximately $2.0 million in payments of the notes related to our previously acquired products and $0.8 million for repayment of the December 31, 2021 outstanding balance of our EWB line of credit.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant to date include the following:

●	Our loan and security agreement with EWB was recently amended to increase the borrowing capacity of our revolving line of credit to $10.0 million and to add a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. On January 12, 2022, we borrowed $15.0 million against the first tranche of the term loan to facilitate the VYNE Product Acquisition. The Company can elect to borrow the additional $5.0 million under the second tranche through June 12, 2023. The term loans bear interest at a floating rate equal to 1.73% above the prime rate and is payable monthly. The term loan contains an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. We may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. Based on the amount currently outstanding under the EWB facility and current interest rates, we expect to make the following payments:

	Payments by Period
		Remainder
	Total	of 2022	2023	2024	2025	2026

	($’s in thousands)
Interest	$2,487	$599	$795	$761	$330	$2
Principle	15,000	—	—	4,167	10,000	833
Total	$17,487	$599	$795	$4,928	$10,330	$835

Should we elect to make further borrowings under the EWB facility, we would expect to repay additional amounts in each year until maturity.

●	Pursuant to the VYNE Product Acquisition, upon the one (1)-year anniversary of the closing, which is January 2023, we will pay to VYNE a $5.0 million payment in completion of our contractual purchase price. Upon the achievement of net sales milestone payments with respect to the products purchased in the VYNE Product Acquisition, we are also required to pay contingent consideration consisting of a one-time payment, per product, of $10 million, $20 million, $30 million, $40 million and $50 million upon each product reaching annual sales of $100 million, $200 million, $300 million, $400 million and $500 million, respectively. Each required payment must only be paid one time following the first achievement of the applicable annual sales milestone amount.
●	On June 29, 2021, we entered into a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy's Laboratories, Ltd (“DRL”). Pursuant to the terms and conditions of the DFD-29 Agreement, the Company paid $10.0 million. Additional contingent regulatory and commercial milestone payments totaling up to $163.0 million are also payable. Royalties ranging from ten percent to twenty percent are payable on net sales of the product. Additionally, the Company is required to fund and oversee the Phase 3 clinical trials approximating $24.0 million, based upon the current development plan and budget.
●	We are contractually obligated to make installment milestone payments on our acquired licenses as follow:

	Payments by Period
Product	Total	2022	2023	2024

	($'s in thousands)
Ximino	$5,000	$2,000	$1,500	$1,500
Accutane	2,000	1,000	1,000	—
Total	$7,000	$3,000	$2,500	$1,500

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Qbrexza Patent Litigation

On March 31, 2021, we executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”), and the transaction closed on May 14, 2021. Pursuant to the terms of the Qbrexza APA, we acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon closing of the Qbrexza APA, we became substituted for Dermira as the plaintiff in, and are currently vigorously litigating, U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Perrigo Patent Litigation”) against Perrigo Pharma International DAC (“Perrigo”) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that were acquired pursuant to the Qbrexza APA. The Perrigo Patent Litigation was initiated following the submission by Perrigo, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application (“ANDA”). The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Journey is seeking, among other relief, an order that the effective date of any FDA approval of Perrigo’s ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on February 28, 2033 and such further and other relief as the court may deem appropriate. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Perrigo Patent Litigation is scheduled for September 19, 2022. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

On March 4, 2022, we filed a complaint against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. (together, “Teva”) in the U.S. District Court of Delaware (the “Teva Patent Litigation”) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that were acquired pursuant to the Qbrexza APA. The Teva Patent Litigation was initiated following the submission by Teva, in accordance with the procedures set out in the Hatch-Waxman Act, of an ANDA. The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Journey is seeking, among other relief, an order that the effective date of any FDA approval of the Teva’s ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on February 28, 2033 and such further and other relief as the court may deem appropriate. Teva is subject to a 30-month stay preventing it from selling a generic version. The stay should expire no earlier than August 8, 2024. Trial in the Teva Patent Litigation has not yet been scheduled. Journey cannot make any predictions about the final outcome of this matter or the timing thereof.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not sold any equity securities in transactions that were not registered under the Securities Act, and we nor our affilates have purchased any equity securities issued by us. We have not furnished information under this item to the extent that such information previously has been included in our Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Journey Medical Corporation, filed as Exhibit 3.1 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
4.2	Description of Securities of Journey Medical Corporation, filed as Exhibit 4.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
10.1

Asset Purchase Agreement between VYNE Therapeutics Inc. and Journey Medical Corporation, dated as of January 12, 2022, filed as Exhibit 10.1 to Form 8-K filed on January 13, 2022 and incorporated herein by reference.*

10.2	First Amendment to Loan and Security Agreement, entered into by and between Journey Medical Corporation and East West Bank, dated March 31, 2021.**
10.3	Second Amendment to Loan and Security Agreement, entered into by and between Journey Medical Corporation and East West Bank, dated November 4, 2021.**
10.4	Third Amendment to Loan and Security Agreement, entered into by and between Journey Medical Corporation and East West Bank, dated January 12, 2022.**
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.***
32.2	Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2022.***
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

* Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

** Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: May 10, 2022	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Ernest De Paolantonio
Ernest De Paolantonio
Chief Financial Officer
(Principal Financial Officer)