Form 10-Q
period 2022-06-30
Journey Medical Corp
filed 2022-08-09
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 8, 2022
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	11,596,493

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$38,142	$49,081
Accounts receivable, net of reserves	28,671	23,112
Inventory	16,053	9,862
Prepaid expenses and other current assets	1,035	2,438
Total current assets	83,901	84,493

Intangible assets, net	29,440	12,552
Operating lease right-of-use asset, net	45	89
Other assets	110	150
Total assets	$113,496	$97,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,750	$22,812
Due to related party	357	641
Accrued expenses	19,368	22,733
Accrued interest	77	—
Income taxes payable	12	8
Line of credit	—	812
Deferred cash payment (net of discount of $141)	4,859	—
Installment payments – licenses, short-term	2,628	4,510
Operating lease liabilities	49	98
Total current liabilities	60,100	51,614

Term loan (net of debt discount of $207)	14,793	—
Installment payments – licenses, long-term	3,808	3,627
Total liabilities	78,701	55,241

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 11,556,493 and 11,316,344 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	82,573	80,915
Accumulated deficit	(47,780)	(38,874)
Total stockholders’ equity	34,795	42,043
Total liabilities and stockholders’ equity	$113,496	$97,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$18,235	$15,288	$39,031	$26,007
Other revenue	56	—	2,556	—
Total Revenue	18,291	15,288	41,587	26,007

Operating expenses
Cost of goods sold – product revenue	7,633	7,484	15,836	11,392
Research and development	2,609	29	3,875	29
Research and development - licenses acquired	—	13,743	—	13,743
Selling, general and administrative	15,191	7,795	29,906	14,021
Total operating expenses	25,433	29,051	49,617	39,185
Loss from operations	(7,142)	(13,763)	(8,030)	(13,178)

Other expense
Interest income	(4)	—	(7)	-
Interest expense	454	1,342	843	1,563
Change in fair value of derivative liability	—	182	—	182
Total other expense	450	1,524	836	1,745
Loss before income taxes	(7,592)	(15,287)	(8,866)	(14,923)

Income tax (benefit) expense	(64)	(3,422)	40	(3,326)
Net Loss	$(7,528)	$(11,865)	$(8,906)	$(11,597)

Net loss per common share:
Basic and diluted	$(0.43)	$(1.30)	$(0.51)	$(1.27)
Weighted average number of common shares:
Basic and diluted	17,455,894	9,161,333	17,386,538	9,159,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands except for share amounts)

Six-Month Period Ended June 30, 2022

							Total
	Common Stock		Common Stock A		Additional	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity
Balance as of December 31, 2021	11,316,344	$1	6,000,000	$1	$80,915	$(38,874)	$42,043
Share-based compensation	—	—	—	—	1,547	—	1,547
Exercise of stock options for cash	133,149	—	—	—	111	—	111
Issuance of common stock for vested restricted stock units	107,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,906)	(8,906)
Balance as of June 30, 2022	11,556,493	$1	6,000,000	$1	$82,573	$(47,780)	$34,795

Three-Month Period Ended June 30, 2022

							Total
	Common Stock		Common Stock A		Additional	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity
Balance as of March 31, 2022	11,318,344	1	6,000,000	1	81,688	(40,252)	$41,438
Share-based compensation	—	—	—	—	774	—	774
Exercise of stock options for cash	131,149	—	—	—	111	—	111
Issuance of common stock for vested restricted stock units	105,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,528)	(7,528)
Balance as of June 30, 2022	11,556,493	$1	6,000,000	$1	$82,573	$(47,780)	$34,795

Six-Month Period Ended June 30, 2021

						Retained
						Earnings	Total
	Common Stock		Common Stock A		Additional	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity (Deficit)
Balance as of December 31, 2020	3,151,333	$—	6,000,000	$1	$5,171	$5,120	$10,292
Share-based compensation	—	—	—	—	33	—	33
Exercise of options for cash	10,000	—	—	—	7	—	7
Contribution of capital – extinguishment of related party payable	—	—	—	—	473	—	473
Net loss	—	—	—	—	—	(11,597)	(11,597)
Balance as of June 30, 2021	3,161,333	$—	6,000,000	$1	$5,684	$(6,477)	$(792)

Three-Month Period Ended June 30, 2021

						Retained
						Earnings	Total
	Common Stock		Common Stock A		Additional	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity (Deficit)
Balance as of March 31, 2021	3,161,333	$—	6,000,000	$1	$5,378	$5,388	$10,767
Share-based compensation	—	—	—	—	11	—	11
Contribution of capital – extinguishment of related party payable	—	—	—	—	295	—	295
Net loss	—	—	—	—	—	(11,865)	(11,865)
Balance as of June 30, 2021	3,161,333	$—	6,000,000	$1	$5,684	$(6,477)	$(792)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six-Month Periods
	Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(8,906)	$(11,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt recoveries	(45)	(57)
Non-cash interest expense	418	1,025
Amortization of debt discount	30	270
Amortization of acquired intangible assets	2,034	1,325
Amortization of operating lease right-of-use assets	44	42
Share-based compensation	1,547	33
Deferred taxes provision	—	(3,414)
Extinguishment of related party income tax payable	—	72
Change in fair value of derivative liability	—	182
Research and development-licenses acquired, expense	—	3,743
Changes in operating assets and liabilities:
Accounts receivable	(5,514)	(2,208)
Inventory	(150)	(12,911)
Prepaid expenses and other current assets	1,403	950
Other assets	40	(143)
Accounts payable	10,523	2,131
Related party expenses	(284)	752
Accrued expenses	(3,588)	13,866
Accrued interest	77	—
Income tax payable	4	(99)
Lease liabilities	(49)	(39)
Net cash used in operating activities	(2,416)	(6,077)

Cash flows from investing activities
Acquired intangible assets	(20,000)	—
Net cash used in investing activities	(20,000)	—

Cash flows from financing activities
Proceeds from the exercise of stock options	111	7
Payment of license installment note payable	(2,000)	(2,800)
Proceeds from convertible preferred shares	—	14,332
Payment of debt issuance costs associated with convertible preferred shares	(214)	(1,532)
Proceeds from EWB term-loan, net of discount	14,763	—
Repayment of line of credit	(812)	—
Offering costs for the issuance of common stock - initial public offering	(371)	—
Net cash provided by financing activities	11,477	10,007

Net change in cash	(10,939)	3,930
Cash at the beginning of the period	49,081	8,246
Cash at the end of the period	$38,142	$12,176

Supplemental disclosure of cash flow information:
Cash paid for interest	$377	$—
Cash paid for income taxes	$—	$157

Supplemental disclosure of non-cash financing and investing activities:
Deferred payment for asset acquisition	$4,740
Unpaid debt offering cost	$—	$200
Unpaid deferred offering cost	$—	$75
Derivative warrant liability associated with convertible preferred shares	$—	$362
Extinguishment of related party payable relates to deferred tax assets	$—	$401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Journey Medical Corporation (collectively “Journey” or the “Company”) was formed on July 18, 2014. The Company is a commercial-stage pharmaceutical company that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. The Company’s current product portfolio includes nine branded and three authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. The Company acquires rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through its exclusive field sales organization.

As of June 30, 2022 and December 31, 2021, the Company was a subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

All dollar amounts discussed in these Notes to Unaudited Condensed Consolidated Financial Statements are in thousands of U.S. dollars, except for per share amounts, and unless otherwise indicated.

Liquidity and Capital Resources

At June 30, 2022, the Company had $38.1 million in cash and cash equivalents as compared to $41.3 million and $49.1 million at March 31, 2022 and December 31, 2021, respectively.

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

The Company has access to a $30.0 million East West Bank (“EWB”) borrowing facility, which includes a $10.0 million revolving line of credit (with zero outstanding on June 30, 2022), and a $20.0 million term loan, both maturing on January 12, 2026. In January 2022, the Company borrowed $15.0 million against the term loan. Through June 12, 2023, the Company has the option to borrow an additional $5.0 million under another term loan facility. The Company elected to execute this option on August 2, 2022. See note 21, Subsequent Events to the Compnay’s condensed consolidated financial statements for the quarterly period ended June 30, 2022. For the next twelve months from the issuance of these financial statements, the Company will be able to fund its operations through a combination of existing cash and cash equivalents generated from operations and the EWB borrowing facility. The Company was in compliance with all applicable financial covenants under the EWB borrowing facility at June 30, 2022. The $10.0 million revolving line of credit is fully available to the Company without any restrictions, other than certain customary and ordinary closing conditions.

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

Recently Issued Accounting Pronouncements

During the three-month period ended June 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

NOTE 4. INVENTORY

The Company’s inventory consists of the following:

	June 30,	December 31,
($’s in thousands)	2022	2021

Raw materials	$7,208	$5,572
Work-in-process	2,662	—
Finished goods	6,242	4,290
Inventory at cost	16,112	9,862
Inventory reserves	59	—
Total Inventories	$16,053	$9,862

NOTE 5. ASSET ACQUISITION

On January 12, 2022, the Company acquired two United States Food and Drug Administration (“FDA”) approved topical minocycline products, Amzeeq® (minocycline) topical foam, 4%, and Zilxi® (minocycline) topical foam, 1.5%, and a Molecule Stabilizing Technology™ proprietary platform from Vyne Therapeutics Inc. (“Vyne”) for an upfront payment of $20.0 million and an additional $5.0 million payment on the one (1)-year anniversary of the closing (the “Vyne Product Acquisition”). This expanded the Company’s product portfolio to nine marketed branded dermatology products. The Company also acquired certain associated inventory.

The Vyne Product Acquisition also provides for contingent net sales milestone payments, on a product by product basis. In the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, will be paid in that year only, per product, totaling up to $450 million. In addition, the Company will pay Vyne 10% of any upfront payment received by the Company from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the Vyne Product Acquisition purchase agreement.

The following table summarizes the aggregate consideration transferred for the assets acquired by the Company in connection with the Vyne Product Acquisition:

Aggregate
Consideration
($’s in thousands)	Transferred
Consideration transferred to Vyne at closing	$20,000
Fair Value of deferred cash payment due January 2023	4,740
Transaction costs	223
Total consideration transferred at closing	$24,963

The fair value of the deferred cash payment is being accreted to the $5.0 million January 2023 cash payment over a one-year period through interest expense.

The following table summarizes the assets acquired in the Vyne Product Acquisition:

Assets
($’s in thousands)	Recognized

Inventory	$6,041
Identifiable Intangibles:
Amzeeq Intangible	15,162
Zilxi Intangible	3,760
Fair value of net identifiable assets acquired	$24,963

The intangible assets were valued using an income approach, while the inventory was valued using a final sales value less cost to dispose approach.

NOTE 6. INTANGIBLES

The Company’s finite-lived intangible assets consist of acquired intangible assets.

The gross carrying amount and accumulated amortization of intangible assets as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Intangible
($’s in thousands)	(Years)	Value	Amortization	Assets, Net

Amortizable intangible assets:
Ceracade®	3	$300	$(300)	$—
Luxamend®	3	50	(50)	—
Targadox®	3	1,250	(1,250)	—
Ximino®	7	7,134	(2,973)	4,161
Exelderm®	3	1,600	(1,600)	—
Accutane®	5	4,727	(1,261)	3,466
Amzeeq®	9	15,162	(842)	14,320
Zilxi®	9	3,760	(209)	3,551
		33,983	(8,485)	25,498
Non-amortizable intangible assets:
Anti-itch product (1)	3	3,942	—	3,942
Total intangible assets		$37,925	$(8,485)	$29,440

	December 31, 2021
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Intangible
($’s in thousands)	(Years)	Value	Amortization	Assets, Net

Amortizable intangible assets:
Ceracade®	3	$300	$(300)	$—
Luxamend®	3	50	(50)	—
Targadox®	3	1,250	(1,250)	—
Ximino®	7	7,134	(2,463)	4,671
Exelderm®	3	1,600	(1,600)	—
Accutane®	5	4,727	(788)	3,939
		15,061	(6,451)	8,610
Non-amortizable intangible assets:
Anti-itch product (1)	3	3,942	—	3,942
Total intangible assets		$19,003	$(6,451)	$12,552
(1)The Company is transferring manufacturing to an existing contract manufacturer and upon validation will launch such product and commence amortizing.

The Company’s amortization expense for the three-month periods ended June 30, 2022 and 2021 was $1.0 million and $0.7 million, respectively. The Company’s amortization expense for the six-month periods ended June 30, 2022 and 2021 was $2.0 million and $1.3 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s unaudited condensed consolidated statements of operations.

Future amortization of the Company’s intangible assets is as follows:

Total
($’s in thousands)	Amortization
Remainder of 2022	$2,033
December 31, 2023	4,067
December 31, 2024	4,068
December 31, 2025	4,067
December 31, 2026	2,855
Thereafter	8,408
Subtotal	$25,498
Asset not yet placed in service	3,942
Total	$29,440

NOTE 7. LICENSES/PRODUCTS ACQUIRED

On June 29, 2021, the Company entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”). Pursuant to the terms and conditions of the DFD-29 Agreement, the Company paid $10.0 million. Additional contingent regulatory and commercial milestone payments totaling up to $158.0 million may also become payable. Royalties ranging from approximately ten percent to twenty percent are payable on net sales of the DFD-29 product. The Company also agreed to pay DRL additional consideration of approximately $5 million in cash or shares upon either an IPO of the Company’s Common Stock or an acquisition of the Company. The DFD-29 Agreement further specifies that only one payment can be made. As a result of the Company’s IPO on November 16, 2021, the Company issued 545,131 unregistered shares of Journey Common Stock to DRL. The restrictions on the unregistered shares of Common Stock are governed by the terms set forth in the DFD-29 Agreement and applicable securities laws.

Additionally, the Company is required to fund and oversee the Phase 3 clinical trials approximating $24.0 million, based upon the current development plan and budget. The Company’s expenses related to the DFD-29 Phase 3 clinical trials were approximately $0.8 million and $3.3 million for the three and six-month periods ended June 30, 2022, respectively. Either party may terminate the DFD-29 Agreement prior to approval of a New Drug Application (NDA) in the event of bankruptcy or a material breach that remains uncured beyond the applicable cure period. Additionally, DRL may terminate the DFD-29 Agreement if the Company: i.) ceases development of the DFD-29 product for six consecutive months (except if such cessation is caused by DRL, applicable laws, or action/inaction of any third party beyond the Company’s control); ii.) files a patent challenge on any claim for the DFD-29 product patent or DRL background patent; or iii.) fails to initiate development of the DFD-29 product in the European Union (“EU”) (such termination solely relates to the rights granted in the EU) within 24 months after the first product regulatory approval or cause first commercial sale in at least one country in the EU within 72 months after the first product regulatory approval.

The technology licensed has not reached technological feasibility and has no alternative future use. The licenses purchased by the Company require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. Accordingly, costs incurred in obtaining the license were charged to research and development expense.

On March 31, 2021, the Company executed an Asset Purchase Agreement (the “Qbrexza Agreement”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). The Company acquired the rights to Qbrexza® (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon receipt of clearance under federal antitrust laws, which was received on May 13, 2021, the Company paid the upfront fee of $12.5 million to Dermira. In addition, Dermira is eligible to receive up to $144 million in the aggregate upon the achievement of certain sales milestones. The royalty structure for the Qbrexza Agreement is tiered with royalties for the first two years ranging from approximately 40% to 30%. Thereafter, for a period of eight years, royalties are approximately 12% to 19%. Royalty amounts are subject to 50% diminution in the event of loss of exclusivity due to the introduction of an authorized generic.

The purchase price of $12.5 million was paid for the asset, Qbrexza®, as well as finished goods and raw material inventory. The Company also has the obligation to accept any product returns related to sales made by Dermira. The Company allocated the upfront payment to inventory since the fair value of the inventory and Qbrexza® rights exceeded the purchase price. The future contingent milestone payments, if achieved, will be recorded to intangible asset and amortized over the seven-year life of the asset commencing on the closing date.

On July 29, 2020, the Company entered into a license and supply agreement for Accutane® (“Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, the Company agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million, of which $2.0 million remains to be paid. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. Royalties in the low-double digits based on net sales, subject to specified reductions are also due. The term of the Accutane Agreement is ten years and renewable upon mutual agreement. Each party may terminate the Accutane Agreement for material breach by the other party or for certain bankruptcy or insolvency related events. The Company may also terminate upon 180 days written notice to the other party.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2022
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$38,142	$—	$—	$38,142
Total	$38,142	$—	$—	$38,142

	December 31, 2021
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$49,081	$—	$—	$49,081
Total	$49,081	$—	$—	$49,081

The Company did not carry any level 2 or level 3 assets or liabilities at June 30, 2022, December 31, 2021. No transfers occurred between level 1, level 2, and level 3 instruments for the six-month periods ended June 30, 2022 and 2021.

NOTE 9. RELATED PARTY AGREEMENTS

Shared Services Agreement with Fortress

On November 12, 2021, the Company and Fortress entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees (the “Shared Services Agreement”). Fortress’ Executive Chairman and Chief Executive Officer is the Executive Chairman of the Company. Under the terms of the Shared Services Agreement, the Company will reimburse Fortress for the salary and benefit costs associated with these employees based upon actual hours worked on Journey-related projects following the completion of the IPO. In addition, the Company reimburses Fortress for various payroll related costs and selling, general and administrative costs. For the three-month periods ended June 30, 2022 and 2021, Fortress employees have provided services to the Company, and the Company recorded related expense of approximately $12,000 and zero, respectively. For the six-month periods ended June 30, 2022 and 2021, Fortress employees have provided services to the Company, and the Company recorded related expense of approximately $0.1 million and zero, respectively.

Fortress Income Tax

At June 30, 2022, 58% of the Company’s outstanding Common Stock was owned by Fortress. Prior to the IPO, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states”. These jurisdictions generally require corporations engaged in unitary business and meet the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 19 below for a discussion of income taxes.

NOTE 10. ACCRUED EXPENSES

The components of the Company’s accrued expenses at June 30, 2022 and December 31, 2021, were as follows:

	June 30,	December 31,
($’s in thousands)	2022	2021
Accrued expenses and other short-term liabilities:
Accrued coupons and rebates	$8,205	$10,603
Accrued compensation	2,373	2,702
Accrued royalties payable	3,027	3,833
Return reserve	2,727	3,240
Accrued Inventory	1,307	253
Accrued research and development	605	870
Accrued legal, accounting and tax Income taxes payable	566	512
Accrued marketing and advertising	—	229
Other	558	491
Total accrued expenses	$19,368	$22,733

NOTE 11. INSTALLMENT PAYMENTS — LICENSES

The following tables show the balances of the Company’s installment payments – licenses for the periods presented:

	June 30, 2022
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$3,000	$4,000	$7,000
Less: imputed interest	(372)	(192)	(565)
Sub-total installment payments - licenses	2,628	3,808	6,435

	December 31, 2021
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$5,000	$4,000	$9,000
Less: imputed interest	(490)	(373)	(863)
Sub-total installment payments - licenses	4,510	3,627	8,137

NOTE 12. OPERATING LEASE OBLIGATIONS

The Company leases 3,681 square feet of office space in Scottsdale, Arizona. In August 2020, the Company amended its office lease and extended the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The term of the amended lease commenced on December 1, 2020 and will expire on December 31, 2022.

At June 30, 2022 the Company’s operating lease liability was as follows:

($’s in thousands)
Remainder of 2022	$50
Less: present value discount	(1)
Operating lease liabilities	$49

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021
Lease cost :
Operating lease cost	$27	$21	$53	$44
Variable lease cost	1	1	2	2
Total lease cost	28	22	55	46

Other information:
Operating cash flows from operating leases	$25	$21	$50	$44
Weighted-average remaining lease term - operating leases	0.5	1.2	0.5	1.2
Weighted-average discount rate - operating leases	4.0%	4.0%	4.0%	4.0%

NOTE 13. DEBT

Line of Credit

The Company had no outstanding short-term borrowings at June 30, 2022. The Company, through a loan facility agreement entered into with EWB has access to a $10.0 million working capital line of credit that matures on January 12, 2026. The line of credit is secured by the Company’s receivables and cash. Interest on the line of credit accrues at a floating rate equal 0.70% above the prime rate.

Long-Term Debt

The Company’s long-term debt at June 30, 2022 reflects approximately $14.8 million outstanding under the Company’s term loan with EWB. The Company did not carry any long-term debt at December 31, 2021.

On January 12, 2022, the Company entered into a third amendment of the loan and security agreement with EWB (the “Amendment”), which increased the borrowing capacity of the Company’s revolving line of credit to $10.0 million and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. On January 12, 2022, the Company borrowed $15.0 million against the first tranche of the term loan to facilitate the Vyne Product Acquisition. The Company is permitted elect to borrow the additional $5.0 million under the second tranche through June 12, 2023. (See Note 21, Subsequent Events). The term loans bear interest at a floating rate equal to 1.73% above the prime rate and are payable monthly. The term loan effective interest rate at June 30, 2022 is 7.0%. The term loans contain an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The Company may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions. The Company was in compliance with all applicable financial covenants under the Amendment as of June 30, 2022. The $10.0 million revolving line of credit is fully available to the Company without any restrictions, other than certain customary and ordinary closing conditions.

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

NOTE 14. INTEREST EXPENSE

Interest expense consisted of the following:

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest payments on EWB term loan	$216	$—	$377	$—
Imputed Interest on acquired intangible assets	151	220	299	441
Amortization/Accretion	87	—	167	—
Fees on convertible preferred shares	—	270	—	270
Conversion premium [1]	—	584	—	584
Interest payable on convertible preferred shares	—	263	—	263
EWB Fees	—	5	—	5
Total Interest Expense	$454	$1,342	$843	$1,563

1 The conversion premium relates to the 15% discount at which the Class A Preferred Stock converted.

NOTE 15. COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has undertaken to make contingent milestone payments to the licensors of its portfolio of drug products and candidates. In addition, the Company is required to pay royalties to such licensors based on a percentage of net sales of each drug candidate following regulatory marketing approval. For additional information on future milestone payments and royalties, see Note 7.

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

Each holder of Class A Common Stock is entitled to a number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding Common Stock, including the Class A Common Stock, and the denominator of which is the number of outstanding shares of Class A Common Stock. Thus, the Class A Common Stock will at all times constitute a voting majority. Additionally, for a period of 10 years from the date of the first issuance of shares of Class A Common Stock (the “Class A Director Period”), the holders of record of the shares of Class A Common Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Common Stock), exclusively and as a separate class, is entitled to appoint of elect the majority of the directors of the Company.  Thus, the Class A Common Stock will be entitled to elect the majority of the board of directors during the Class A Director Period.

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

8% Cumulative Convertible Class A Preferred Offering

In March 2021, the Company commenced an offering of 8% Cumulative Convertible Class A Preferred Stock (“Class A Preferred Offering”) in an aggregate minimum amount of $12.5 million and an aggregate maximum amount of $30.0 million. The Class A Preferred Offering terminated on July 18, 2021. The Class A Preferred Stock was to automatically convert into the Company’s Common Stock upon a sale of the Company or a financing in an amount of at least $25.0 million within a year of the closing date of the Class A Preferred Offering (extendable by another six months at the Company’s option) at a discount of 15% to the per share qualified stock price. In the event that neither a sale of the Company nor a $25.0 million financing is completed, the Class A Preferred Stock was to have been exchanged for shares of Fortress common stock, at a 7.5% discount to the average Fortress common stock trading price over the 10-day period preceding such exchange.

The Company completed five closings in connection with the Class A Preferred Offering (“Closings”). In connection with the Closings, the Company issued an aggregate of 758,680 Class A Preferred shares at a price of $25.00 per share, for gross proceeds of $19.0 million.

Following the payment of placement agent fees of $1.9 million, and other expenses of $0.1 million, the Company received $17.0 million of net proceeds. In connection with the Company’s IPO, the Company issued 2,231,346 shares of Common Stock in connection with the conversion of all of the Preferred Stock. There are currently no shares of 8% Cumulative Convertible Class A Preferred Stock outstanding as of June 30, 2022.

NOTE 17. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant up to 4,642,857 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2022 Annual Meeting on June 21, 2022, the Company’s stockholders approved an amendment to the the Plan to increase the number of shares of common stock issuable under the Plan by 3,000,000 to 7,642,857. As of June 30, 2022, 3,289,345 shares were available for issuance under the Plan.

Total compensation cost charged against operations related to the above plan for the three-month periods ended June 30, 2022 and 2021 was $0.7 million and $11,019, respectively. Total compensation cost charged against operations related to the above plan for the six-month periods ended June 30, 2022 and 2021 was $1.5 million and $32,505, respectively. The Company records stock compensation expense as a component of selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

Stock Options

The following table summarizes the Company’s stock option activities:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2021	2,104,334	$0.79	$9,661,393	4.68
Granted	10,000	1.39	23,500	6.84
Exercised	(133,149)	0.95	371,425	—
Forfeited	(3,500)	1.39	8,225	—
Expired	(9,684)	1.39	22,757	—
Outstanding options at June 30, 2022	1,968,001	$0.78	$5,831,375	4.10
Options vested and exercisable at June 30, 2022	1,922,500	$0.76	$5,724,200	4.04

For the three and six-month periods ended June 30, 2022, the Company issued 133,149 shares of common stock upon the exercise of outstanding stock options and received proceeds of $111,055. For the three and six-month periods ended June 30, 2021, the Company issued 10,000 shares of common stock upon the exercise of outstanding stock options and received proceeds of $6,800. For the three-month periods ended June 30, 2022 and 2021, $4,065 and $11,019, respectively, of stock option compensation expense was charged against operations. For the six-month periods ended June 30, 2022 and 2021, $10,903 and $32,505, respectively, of stock option compensation expense was charged against operations. As of June 30, 2022, the Company had unrecognized stock-based compensation expense related to all unvested options of $8,341 which the Company expects to recognize over a weighted-average period of approximately 0.64 years.

Restricted Stock Units

For the three and six-month periods ended June 30, 2022, the Company issued 105,000 and 107,000 shares of common stock, respectively, upon the vesting of RSU’s amounting to $383,475 and $392,855, respectively, in total aggregate fair market value. The Company did not issue any shares of common stock upon the vesting of RSU’s for the three and six-month periods ended June 30, 2021. For the three and six-month periods ended June 30, 2022, approximately $0.7 million and $1.5 million, respectively, of RSU compensation cost was charged against operations. For the three and six-month periods ending June 30, 2021 zero cost for RSU compensation was charged against operations as the unvested RSUs for these periods contingently vested upon the Company’s IPO on November 12, 2021. The Company charged $2.4 million against operations relating to the vesting of these awards in the fourth quarter of 2021. At June 30, 2022, approximately 1,319,030 of RSU’s remained unvested and there was approximately $3.0 million of unrecognized compensation cost related to RSUs.

The following table summarizes the activity related to the Company’s RSUs for the six-month period ended June 30, 2022:

		Weighted
		average
	Number of	grant
	shares	price
Unvested balance at December 31, 2021	715,030	$4.12
Granted	746,000	5.00
Vested	(107,000)	4.21
Forfeited	(35,000)	5.02
Unvested balance at June 30, 2022	1,319,030	$4.58

NOTE 18. REVENUES FROM CONTRACTS AND SIGNIFICANT CUSTOMERS

Disaggregation of Net Revenues

The Company’s net product revenues are summarized as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
($ in thousands)	2022	2021	2022	2021
Qbrexza®	$6,111	$4,568	$13,487	$4,568
Accutane®	5,200	1,945	10,107	2,141
Amzeeq	1,265	—	4,731	—
Targadox®	2,756	5,727	5,390	12,926
Ximino®	1,035	1,312	2,002	3,413
Zilxi	555	—	1,297	—
Exelderm®	1,313	1,736	2,017	2,953
Other branded revenue	—	—	—	6
Total product revenues	$18,235	$15,288	$39,031	$26,007

The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Significant Customers

For the three and six-month periods ended June 30, 2022 and 2021, there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At June 30, 2022, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 16% and 11%. At December 31, 2021, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 16% and 13%.

Other Revenue

	Three-Month Periods Ended		Three-Month Periods Ended
	June 30,		June 30,
($ in thousands)	2022	2021	2022	2021
Other revenue	56	—	2,556	—
Total other revenue	$56	$—	$2,556	$—

Other revenue for the three-month period ended June 30, 2022 reflects a net $55,514 royalty payment from the Company’s exclusive out-licensing partner in Japan, Maruho Co., Ltd (“Maruho”) for sales of Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved Qbrexza®), for the treatment of primary axillary hyperhidrosis.

Other revenue for the six-month period ended June 30, 2022 includes a net $2.5 million milestone payment from the Company’s exclusive out-licensing partner in Japan, Maruho Co., Ltd (“Maruho”). In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5%, triggering the net payment. The net payment reflects a milestone payment of $10.0 million to the Company from Maruho, offset by a $7.5 million payment to Dermira, Inc., pursuant to the terms of the Qbrexza Agreement between the Company and Dermira.

NOTE 19. INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of June 30, 2022.

For the three-month periods ended June 30, 2022 and 2021, the Company’s income tax benefit was 64,000 and $3.4 million, respectively, resulting in an effective tax rate of 0.85% and 23.68%, respectively. For the six-month period ended June 30, 2022 the Company’s income tax expense was $40,000, resulting in an effective income tax rate of (0.45)%. For the six-month period ended June 30, 20121 the Company’s income tax benefit was $3.3 million, resulting in an effective income tax rate of 23.61%. The change in effective tax rate for three and six-month periods ended June 30, 2022 and 2021, is due to changes in unfavorable permanent book-tax differences and valuation allowances.

As of June 30, 2022, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 20. NET INCOME PER COMMON SHARE

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method. Net earnings (loss) per common share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Net earnings (loss) per common share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options, and non-vested restricted stock units.

The Company’s basic and diluted weighted-average number of common shares outstanding for the three and six-month periods ended June 30, 2022 and 2021 were as follows:

	Three-month periods ended		Six-month periods ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic	17,455,894	9,161,333	17,386,538	9,159,841
Common stock equivalents:
Unvested restricted stock units/awards	1,319,030	2,114,334	1,319,030	2,114,334
Stock Options	1,626,751	720,524	1,703,710	720,524
Diluted	20,401,675	11,996,191	20,409,277	11,994,699

The Company’s Common Stock equivalents, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three and six-month periods ended June 30, 2022, and 2021, as the effect would be to reduce the loss per share. Therefore, the weighted average Common Stock outstanding used to calculate both basic and diluted income loss per share is the same for the three and six-month periods ended June 30, 2022, and 2021.

NOTE 21. Subsequent Event

On August 2, 2022, the Company elected to execute its option to borrow the additional $5.0 million under the second tranche of the loan and security agreement with EWB (the “Loan”).  The Loan bears interest at a floating rate equal to 1.73% above the prime rate and is payable monthly. The Loan matures on January 12, 2026. The Loan contains an interest only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The Company may prepay all or any part of the Loan without penalty or premium, but may not re-borrow any amount, once repaid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies. We use words such as “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek,” “could,” “would,” “should,” “will” or similar language to identify forward-looking statements, but not all-forward looking statements include these words. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in, or implied by, the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). As used below, the words “we,” “us” and “our” refer to Journey Medical Corporation and its consolidated subsidiary.

Overview

We are a commercial-stage pharmaceutical company founded in July 2014 that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes nine branded and three authorized generic prescription drugs for dermatological conditions that are actively marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life and physicians and other licensed medical professionals to provide better care for their patients. We aim to acquire rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, dermatological products through our exclusive field sales organization.

On November 16, 2021, we completed an initial public offering (“IPO”) of our Common Stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

We expect our expenses will increase for the foreseeable future as we pursue business development opportunities, commercialize, and market new products and incur additional costs associated with operating as a public company. To date, our business has not been materially impacted by COVID-19; however, depending on the extent of the ongoing pandemic, it is possible that our business, financial condition and results of operations could be materially and adversely affected by COVID-19 in the future. Our cash and cash equivalents balance was $38.1 million at June 30, 2022.

Recent Highlights

Clinical Developments

On March 14, 2022, we dosed the first patient in our Phase 3 clinical trial evaluating DFD-29 (Minocycline Modified Release Capsules 40 mg) for the treatment of Rosacea. In addition, the published phase 2 clinical data showed that DFD-29 had approximately double the efficacy compared to Doxycycline capsules 40 mg, on reducing total inflammatory lesions and Investigator’s Global Assessment treatment success. The Phase 3 trials encompass two multicenter, randomized, double-blind, parallel-group, active and placebo-controlled clinical trials and will each enroll up to 320 adult patients with moderate to severe papulopustular rosacea (“PPR”). One trial is enrolling patients in the United States and the other is enrolling in the United States and Europe. The patients are being randomized in a 3:3:2 ratio to DFD-29 (Minocycline Hydrochloride Modified Release Capsules, 40 mg), Oracea® (Doxycycline capsules 40 mg) or placebo once daily for 16 weeks. The primary objective of the studies is to evaluate the safety, efficacy and tolerability of DFD-29 compared to placebo for the treatment of PPR. The secondary objective is to evaluate the safety, efficacy and tolerability of DFD-29 compared to Oracea® (Doxycycline capsules 40 mg). Enrollment in the phase 3 studies reached 43%, and screening of patients in Europe has commenced. Looking ahead, we expect to announce topline data from the phase 3 program in the first half of 2023, with a New Drug Application (“NDA”) filing expected in the second half of 2023.

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

For a discussion of our critical accounting estimates, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the 2021 Form 10-K. There were no material changes in our critical accounting estimates or accounting policies from December 31, 2021.

Accounting Pronouncements

During the three-month period ended June 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company as long as either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in the 2021 Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2 to our consolidated financial statements in this report on Form 10-Q.

Results of Operations

The following table summarizes our results of operations for the three-month periods ended June 30, 2022 and 2021:

Comparison of the Three-Month Periods Ended June 30, 2022 and 2021

	Three-Month Periods Ended
	June 30,		Change
($ in thousands, except per share data)	2022	2021	$	%
Revenue:
Product revenue, net	$18,235	$15,288	$2,947	19%
Other revenue	56	—	56	100%
Total revenue	18,291	15,288	3,003	20%

Operating expenses
Cost of goods sold - product revenue	7,633	7,484	149	2%
Research and development	2,609	29	2,580	N/A
Research and development - licenses acquired	—	13,743	(13,743)	(100)%
Selling, general and administrative	15,191	7,795	7,396	95%
Total operating expenses	25,433	29,051	(3,618)	(12)%
Loss from operations	(7,142)	(13,763)	6,621	(48)%

Other expense
Interest income	(4)	—	(4)	100%
Interest expense	454	1,342	(888)	(66)%
Change in fair value of derivative liability	—	182	(182)	(100)%
Total other expense	450	1,524	(1,074)	(70)%
Loss before income taxes	(7,592)	(15,287)	7,695	(50)%

Income tax benefit	(64)	(3,422)	3,358	(98)%
Net Loss	$(7,528)	$(11,865)	$4,337	(37)%

Revenues

Net product revenue

The following table reflects our net product revenue for the three-month periods ended June 30, 2022 and 2021:

	Three-Month Periods Ended
	June 30,		Change
($ in thousands)	2022	2021	$	%
Qbrexza®	$6,111	$4,568	$1,543	34%
Accutane®	5,200	1,945	3,255	167%
Amzeeq	1,265	—	1,265	100%
Targadox®	2,756	5,727	(2,971)	(52)%
Ximino®	1,035	1,312	(277)	(21)%
Zilxi	555	—	555	100%
Exelderm®	1,313	1,736	(423)	(24)%
Other branded revenue	—	—	—	100%
Total net product revenues	$18,235	$15,288	$2,947	19%

Total net product revenues increased $2.9 million, or 19%, to $18.2 million for the three-month period ended June 30, 2022, from $15.3 million for the three-month period ended June 30, 2021. Net revenue growth from period-to-period is primarily due to growth from Qbrexza®, launched during the second quarter of 2021, and growth ramp up in Accutane®, launched late in the first quarter of 2021. In addition, the increase from period-to-period is driven by incremental net revenues as a result of our newly launched product acquisitions of Amzeeq® and Zilxi® from Vyne in January 2022. Offsetting the increase is a decrease in revenue of Targadox® and its authorized generic, Doxycycline, as a result of continued generic competition, Ximino® and its generic Minocycline, and Exelderm® and its generic Sulconazole, due to product shortages from the contract manufacturer in the second quarter. These shortages were resolved in July 2022 and inventory is now available for sale. Accordingly, we expect that product revenue for these items will be higher in future quarters. The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Other revenue

Other revenue for the three-month period ended June 30, 2022 reflects a net $55,514 royalty payment from our exclusive out-licensing partner in Japan, Maruho Co., Ltd (“Maruho”) for sales of Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved Qbrexza®), for the treatment of primary axillary hyperhidrosis. Manufacturing and marketing approval for this product was obtained in February 2022, and accordingly we expect Maruho to continue to make royalty payments to us in future fiscal quarters as its sales in Japan continue.

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

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2022, and 2021 were as follows:

	Chargebacks
	and			Managed
	Distributor			Care	Gov’t
($’s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance as of March 31, 2022	$1,386	$3,151	$6,660	$2,635	$1,026	$14,858
Current provision related to sales in the current period	2,304	1,170	30,912	6,543	752	41,681
Checks/credits issued to third parties	(2,290)	(1,594)	(35,073)	(5,987)	(560)	(45,504)
Reclassifications between liability accounts	—	—	—	—	—	—
Balance as of June 30, 2022	$1,400	$2,727	$2,499	$3,191	$1,218	$11,035

	Chargebacks
	and			Managed
	Distributor			Care	Gov’t
($’s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance as of March 31, 2021	$—	$4,029	$10,123	$784	$—	$14,936
Current provision related to sales in the current period	—	1,414	35,510	1,397	—	35,931
Checks/credits issued to third parties	—	(1,029)	(30,421)	(1,099)	—	(30,159)
Reclassifications between liability accounts	—	(2,315)	2,315	—	—	—
Balance as of June 30, 2021	$—	$2,099	$17,527	$1,082	$—	$20,708

We have established provisions for chargebacks resulting from the launch of our new products noted above. Included in the reserve for chargebacks and distributor service fees are provisions for prompt pay discounts.

Our provision for returns was $2.7 million at June 30, 2022, compared to $2.1 million at June 30, 2021. The increase is mainly due to incremental provisions resulting from our newly launched products, Accutane®, launched late in the first quarter of 2021, and Qbrexza®, acquired during the second quarter of 2021, and the acquisition of Amzeeq® and Zilxi® from Vyne in January 2022.

The provision for coupons was $2.5 million at June 30, 2022 compared to $17.5 million at June 30, 2021. The decrease is mainly due to the timing of payments from June 30, 2021.

Managed care and government rebate provisions combined were $3.2 million and $1.2 million, respectively, at June 30, 2022 compared to $1.1 million and zero, respectively at June 30, 2021. The increase is due to incremental provisions resulting from our newly launched products, Accutane®, launched late in the first quarter of 2021, and Qbrexza®, acquired during the second quarter of 2021, and the acquisition of Amzeeq® and Zilxi® from Vyne in January 2022 and to a lesser extent a greater portion of sales qualifying for managed care rebates.

Cost of Goods Sold

Cost of goods sold increased by $0.1 million, or 2%, to $7.6 million for the three-month period ended June 30, 2022, from $7.5 million for the three-month period ended June 30, 2021. The increase is primarily due to higher product cost of goods sold of $0.8 million driven by our increased net product sales from period-to-period, increased amortization of $0.3 million related to our acquired intangible assets, due to the acquisition of Amzeeq® and Zilxi® from Vyne in January 2022, costs of approximately $0.2 million related to product validation and stability testing for Amzeeq® and Zilxi® and a $0.1 million increase in FDA manufacturing fees from the prior-year quarter. The increases are partially offset by a $1.0 million decrease in product cost of goods sold as the three-month period ended June 30, 2021 included an inventory step-up of $1.2 million for inventory units sold related to the acquired finished goods of Qbrexza® in 2021. The three-month period ended June 30, 2022 includes $0.2 million, non-cash, step up for inventory units sold related to the acquired finished goods for Ameeq® and Zilxi®. Further offsetting the above increases is a $0.3 million decrease in product royalties substantially driven by a decrease in Targadox® royalties as a result of decreased sales from generic competition.

Research and Development

Research and Development expense increased to $2.6 million for the three-month period ended June 30, 2022, from $29,000 for the three-month period ended June 30, 2021. The increase is related to clinical trial expenses to develop our DFD-29 product, for which dosing began in March 2022. We expect these expenses to increase as patients are fully enrolled in the trials.

Research and Development - licenses acquired

Research and development - licenses acquired decreased $13.7 million or 100% from the three-month period ended June 30, 2021. The prior year quarter reflects the acquisition of our development stage asset from DRL for $10.0 million and the fair value of the contingent payment due DRL of $3.7 million.

Selling, General and Administrative

Selling, general and administrative expenses increased $7.4 million, or 95%, to $15.2 million for the three-month period ended June 30, 2022, from $7.8 million for the three-month period ended June 30, 2021. The increase is primarily attributable to the expansion of our salesforce, marketing expense related to our expanded product portfolio, and compliance and other costs associated with being a public company.

Interest Expense

Interest expense decreased $0.9 million to $0.5 million for the three-month period ended June 30, 2022, from $1.3 million for the three-month period ended June 30, 2021. The prior year quarter includes dividends and interest on our convertible preferred shares that converted into common stock upon the closing of our IPO in November 2021.

Income tax benefit

Our income tax benefit decreased $3.4 million to $0.1 million for the three-month period ended June 30, 2022, from $3.4 million for the three-month period ended June 30, 2021. During the three month-periods ended June 30, 2022 and 2021 our income taxes reflected an income tax benefit of $64,000, and $3.4 million, respectively, resulting in an effective tax rate of 0.85% and 23.68%, respectively. The decrease in our income tax benefit is due to changes in unfavorable permanent book-tax differences and a full valuation allowance against the Company’s deferred tax.

The following table summarizes our results of operations for the six-month periods ended June 30, 2022 and 2021:

Comparison of the Six-Month Periods Ended June 30, 2022 and 2021

	Six-Month Periods Ended
	June 30,		Change
($in thousands, except per share data)	2022	2021	$	%
Revenue:
Product revenue, net	$39,031	$26,007	$13,024	50%
Other revenue	2,556	—	2,556	100%
Total Product revenue	41,587	26,007	15,580	60%

Operating expenses
Cost of goods sold - product revenue	15,836	11,392	4,444	39%
Research and development	3,875	29	3,846	N/A
Research and development - licenses acquired	—	13,743	(13,743)	(100)%
Selling, general and administrative	29,906	14,021	15,885	113%
Total operating expenses	49,617	39,185	10,432	27%
Loss from operations	(8,030)	(13,178)	5,148	(39)%

Other expense
Interest income	(7)	—	(7)	100%
Interest expense	843	1,563	(720)	(46)%
Change in fair value of derivative liability	—	182	(182)	(100)%
Total other expense	836	1,745	(909)	(52)%
Loss before income taxes	(8,866)	(14,923)	6,057	(41)%

Income tax expense (benefit)	40	(3,326)	3,366	(101)%
Net Loss	$(8,906)	$(11,597)	$2,691	(23)%

Revenues

Net product revenue

The following table reflects our net product revenue for the six-month periods ended June 30, 2022 and 2021:

	Six-Month Periods Ended
	June 30,		Change
($ in thousands)	2022	2021	$	%
Qbrexza®	$13,487	$4,568	$8,919	195%
Accutane®	10,107	2,141	7,966	372%
Amzeeq	4,731	—	4,731	100%
Targadox®	5,390	12,926	(7,536)	(58)%
Ximino®	2,002	3,413	(1,411)	(41)%
Zilxi	1,297	—	1,297	100%
Exelderm®	2,017	2,953	(936)	(32)%
Other branded revenue	—	6	(6)	(100)%
Total net product revenues	$39,031	$26,007	$13,024	50%

Total net product revenues increased $13.0 million, or 50%, to $39.0 million for the six-month period ended June 30, 2022, from $26.0 million for the six-month period ended June 30, 2021. Our revenue growth from period-to-period is primarily due to incremental revenues from Qbrexza®, launched during the second quarter of 2021, and the growth Accutane®, launched late in the first quarter of 2021. In addition, the increase from period-to-period is driven by incremental net revenues as a result of our newly launched products due to the acquisition of Amzeeq® and Zilxi® from Vyne in January 2022. Offsetting the increase is a decrease in Targadox® and its authorized generic, Doxycycline, as a result of generic competition, Ximino® and its authorized generic Minocycline, and Exelderm and its authorized generic Sulconazole, due to product shortages from the contract manufacturer in the second quarter, which shortages were eliminated in July 2022, and a decrease in our product, Ximino®, primarily driven by increased promotional emphasis from our salesforce to Accutane®, and increased pressure from generic competition. The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Other revenue

Other revenue for the three-month period ended June 30, 2022 reflects a net $2.5 million milestone payment to us from our exclusive out-licensing partner in Japan. In February 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved Qbrexza®), for the treatment of primary axillary hyperhidrosis, triggering the net payment. The net payment reflects a milestone payment of $10.0 million to us from Maruho, offset by a $7.5 million payment to Dermira, Inc., pursuant to the terms of the asset purchase agreement between us and Dermira under which we acquired QBREXZA. In conjunction with the terms list above, both transactions were completed in March of 2021. We acquired global rights to Qbrexza® from Dermira in 2021.

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

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2022, and 2021 were as follows:

	Chargebacks
	and			Managed
	Distributor			Care	Gov’t
($’s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2021	$1,610	$3,240	$4,992	$3,492	$690	$14,024
Current provision related to sales in the current period	4,489	2,290	66,529	10,234	1,756	85,298
Checks/credits issued to third parties	(4,699)	(2,803)	(69,022)	(10,535)	(1,228)	(88,287)
Reclassifications between liability accounts	—	—	—	—	—	—
Balance as of June 30, 2022	$1,400	$2,727	$2,499	$3,191	$1,218	$11,035

	Chargebacks
	and			Managed
	Distributor			Care	Gov’t
($’s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2020	$—	$2,580	$12,769	$100	$—	$15,449
Current provision related to sales in the current period	—	1,428	68,591	2,275	—	72,294
Checks/credits issued to third parties	—	(1,594)	(64,148)	(1,293)	—	(67,035)
Reclassifications between liability accounts	—	(315)	315	—	—	—
Balance as of June 30, 2021	$—	$2,099	$17,527	$1,082	$—	$20,708

We have established provisions for chargebacks resulting from the launch of our new products noted above. Included in the reserve for chargebacks and distributor service fees are provisions for prompt pay discounts.

Our provision for returns was $2.7 million at June 30, 2022, compared to $2.1 million at June 30, 2021. The increase is mainly due to incremental provisions resulting from our newly launched products, Accutane®, launched late in the first quarter of 2021, and Qbrexza®, acquired during the second quarter of 2021, and the acquisition of Amzeeq® and Zilxi® from Vyne in January 2022.

The provision for coupons was $2.5 million at June 30, 2022 compared to $17.5 million at June 30, 2021. The decrease is mainly due to the timing of payments from June 30, 2021.

Managed care and government rebate provisions combined were $3.2 million and $1.2 million, respectively, at June 30, 2022 compared to $0.8 million and zero, respectively at June 30, 2021. The increase is due to incremental provisions resulting from our newly launched products, Accutane®, launched late in the first quarter of 2021, and Qbrexza®, acquired during the second quarter of 2021, and the acquisition of Amzeeq® and Zilxi® from Vyne in January 2022 and to a lesser extent, a greater portion of sales qualifying for managed care rebates.

Cost of Goods Sold

Cost of goods sold increased by $4.4 million, or 39%, to $15.8 million for the six-month period ended June 30, 2022, from $11.4 million for the six-month period ended June 30, 2021. The increase is primarily due to higher product cost of goods sold of $2.5 million driven by our increased net product sales from period-to-period, $4.0 million in increased royalties due to incremental revenues from Qbrexza®, launched during the second quarter of 2021, and Accutane®, launched late in the first quarter of 2021, increased amortization of $0.7 million related to our acquired intangible assets, due to the acquisition of Amzeeq® and Zilxi® from Vyne in January 2022, costs of approximately $0.3 million related to product validation and stability testing for Amzeeq® and Zilxi® and a $0.3 million increase in FDA manufacturing fees from the prior period. The increases are partially offset by a $0.9 million decrease in product cost of goods sold as the six-month period ended June 30, 2021 included an inventory step-up of $1.2 million for inventory units sold related to the acquired finished goods of Qbrexza® in 2021. The three-month period ended June 30, 2022, includes $0.3 million step up for inventory units sold related to the acquired finished goods for Amzeeq® and Zilxi®. Further offsetting the above increases is a $2.6 million decrease in product royalties substantially driven by a decrease in Targadox® royalties as a result of decreased sales from generic competition.

Research and Development

Research and Development expense increased to $3.9 million for the six-month period ended June 30, 2022 from $29,000 for the six-month period ended June 30, 2021. The increase is related to clinical trial expenses to develop our DFD-29 product, for which dosing began in March 2022. We expect these expenses to increase as patients are fully enrolled in the trials.

Research and Development - licenses acquired

Research and development expenses and research and development - licenses acquired decreased $13.7 million or 100% from the three-month period ended June 30, 2021. The prior year quarter reflects the acquisition of our development stage asset from DRL for $10.0 million and the fair value of the contingent payment due DRL of $3.7 million.

Selling, General and Administrative

Selling, general and administrative expenses increased $15.9 million, or 113%, to $29.9 million for the six-month period ended June 30, 2022, from $14.0 million for the six-month period ended June 30, 2021. The increase is primarily attributable to the expansion of our salesforce, marketing expense related to our expanded product portfolio, legal expenses and compliance and other costs associated with being a public company.

Interest Expense

Interest expense decreased $0.7 million to $0.8 million for the six-month period ended June 30, 2022, from $1.6 million for the six-month period ended June 30, 2021. The prior year includes dividends and interest on our convertible preferred shares that converted into common stock upon the closing of our IPO in November 2021.

Income tax expense (benefit)

Income taxes changed by $3.4 million from an income tax benefit of $3.3 million for the six-month period ended June 30, 2021, to an income tax expense of $40,000 for the six-month period ended June 30. For the six-month period ended June 30, 2022, we recorded income tax expense of $40,000 thousand, resulting in an effective income tax rate of (0.45%). For the six-month period ended June 30, 2021, our income taxes reflected an income tax benefit of $3.3 million, resulting in an effective income tax rate of 23.61%. The change in income taxes from period-to period are due to changes in unfavorable permanent book-tax differences and a full valuation allowance against the Company’s deferred tax assets.

Liquidity and Capital Resources

At June 30, 2022, we had $38.1 million in cash and cash equivalents as compared to $49.1 million at December 31, 2021.

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

On January 12, 2022, we entered into the third Amendment of our loan and security agreement with EWB (the “Amendment). Pusuant to the credit facility with East West Bank (“EWB”), as amended by the Amendment, and as further amended, we have access to a $30.0 million borrowing facility, which includes a $10.0 revolving line of credit (with zero outstanding on June 30, 2022) and a $20.0 million term loan, both maturing on January 12, 2026. In January 2022, we borrowed $15.0 million against the term loan, of which $15.1 million in principal and accrued interest is outstanding as of June 30, 2022. Through June 12, 2023, we have the option to borrow an additional $5.0 million under another term loan facility. We elected to execute this option on August 2, 2022. See note 21, Subsequent Events, to our condensed consoldiated financial statements for the quarterly period ended June 30, 2022. For the next twelve months from the issuance of the financial statements included elsewhere in this Quarterly Report on Form 10-Q, we will be able to fund our operations through a combination of existing cash and cash equivalents, cash generated from operations and borrowing under the EWB credit facility. We were in compliance with all applicable financial covenants under the EWB borrowing facility at June 30, 2022. The $10.0 million revolving line of credit is available to us without any restrictions, other than certain customary and ordinary closing conditions.

We expect our expenses will increase substantially for the foreseeable future as we pursue business development opportunities, commercialize, and market new products and incur additional costs associated with operating as a public company. To date, our business has not been materially impacted by COVID-19; however, depending on the extent of the ongoing pandemic, it is possible that our business, financial condition and results of operations could be materially and adversely affected by COVID-19 in the future. Additionally, the Federal Reserve has raised and is expected to continue to raise the federal funds interest rate throughout 2022 in its effort to take action against domestic inflation. Because our borrowings under the facility with EWB bear interest at a floating rate, rising interest rates affect the amount of the regular payments we are required to make to EWB. Accordingly, we may experience materially higher borrowing costs in future fiscal quarters than we historically have to date. We may require additional financing to pursue both development stage and commercial opportunities. In addition, we anticipate increased commercialization expenses related to the launch of new products, as well as increased costs related to development and regulatory approval of potential development stage product acquisitions, including DFD-29. As we continue to expand our product portfolio, we may need to fund possible future operating losses, and, if deemed appropriate, establish or secure through additional third-party manufacturing for our products, and expanded sales and marketing capabilities related to recent product acquisitions. For the next twelve months from the issuance of the financial statements included in this report, we will be able to fund our operations through a combination of existing cash and cash equivalents, cash generated from operations and the EWB borrowing facility. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies.

Cash Flows for the Three-Month Periods Ended June 30, 2022 and 2021

	Six-month periods ended
	June 30,		Increase
($’s in thousands)	2022	2021	(Decrease)
Net cash used in operating activities	$(2,416)	$(6,077)	$(3,661)
Net cash used in investing activities	(20,000)	—	20,000
Net cash provided by financing activities	11,477	10,007	1,470
Net change in cash and cash equivalents	(10,939)	3,930	(14,869)

Operating Activities

Net cash used in operating activities decreased by $3.7 million, to $2.4 million for the six-month period ended June 30, 2022, from $6.1 million for the six-month period ended June 30, 2021. The decrease is primarily attributable to the change in the Company’s net loss of $2.7 million, the change in working capital components of $1.0 million, an increase in share-based compensation of $1.5 million and the change in deferred taxes of $3.4 million. These increases in cash generated are offset by research and development licenses acquired in the prior year of $3.7 million and the $1.0 million change in related party expenses.

Investing Activities

Net cash used in investing activities incrementally increased by $20.0 million due to the cash payment made to Vyne for the Vyne Product Acquisition made during the six-month period ended June 30, 2022.

Financing Activities

Net cash provided by financing activities increased $1.5 million, to $11.5 for the three-month period ended June 30, 2022, from $10.0 million for the six-month period ended June 30, 2021. The most substantial portion of the increase is related to $14.8 million in net proceeds from our EWB term loan, which was used to facilitate the Vyne Product Acquisition and an $0.8 million decrease in payments of the installment notes related to our previously acquired products.  In addition, proceeds from the exercise of stock options were higher that the comparative period by approximately $0.1 million. These increases are offset by the $0.8 million repayment of our EWB line of credit drawn in 2021, cash payments of $0.4 associated with IPO offering costs and the net proceeds of $13.0 million from our convertible preferred shares in 2021.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant to date include the following:

●	Our loan and security agreement with EWB was recently amended to increase the borrowing capacity of our revolving line of credit to $10.0 million and to add a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. On January 12, 2022, we borrowed $15.0 million against the first tranche of the term loan to facilitate the Vyne Product Acquisition. The Company is permitted to elect to borrow the additional $5.0 million under the second tranche through June 12, 2023. The term loans bear interest at a floating rate equal to 1.73% above the prime rate and interest is payable monthly. The term loan contains an interest-only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. We may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. Based on the amount currently outstanding under the EWB facility and current interest rates, we expect to make the following payments:

	Payments by Period
		Remainder
	Total	of 2022	2023	2024	2025	2026

	($’s in thousands)
Interest	$2,836	$497	$986	$942	$409	$2
Principle	15,000	—	—	4,167	10,000	833
Total	$17,836	$497	$986	$5,109	$10,409	$835

Should we elect to make further borrowings under the EWB facility, we would expect to repay additional amounts in each year until maturity.

●	Pursuant to the Vyne Product Acquisition, upon the one (1)-year anniversary of the closing, which is January 2023, we will pay to Vyne a $5.0 million payment in completion of our contractual purchase price. Upon the achievement of net sales milestones with respect to the products purchased in the Vyne Product Acquisition, we are also required to pay contingent consideration consisting of a one-time payment, per product, of $10 million, $20 million, $30 million, $40 million and $50 million upon each product reaching annual sales of $100 million, $200 million, $300 million, $400 million and $500 million, respectively. Each required payment must only be paid one time following the first achievement of the applicable annual sales milestone amount.
●	On June 29, 2021, we entered into a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”). Pursuant to the terms and conditions of the DFD-29 Agreement, we paid an upfront payment of $10.0 million. Additional contingent regulatory and commercial milestone payments totaling up to $158.0 million are also payable. Royalties ranging from ten percent to twenty percent are payable on net sales of the product. Additionally, we are required to fund and oversee the Phase 3 clinical trials approximating $24.0 million, based upon the current development plan and budget.
●	We are contractually obligated to make installment milestone payments on our acquired licenses as follow:

	Payments by Period
		Remainder
Product	Total	of 2022	2023	2024

	($’s in thousands)
Ximino	$5,000	$2,000	$1,500	$1,500
Accutane	2,000	1,000	1,000	—
Total	$7,000	$3,000	$2,500	$1,500

●	We are contractually obligated to make sales-based royalty payments to Dermira, Inc. (Qbrexza®), Sun Pharmaceutical Industries (Exelderm® and Ximino®) and PuraCap Caribe (Targadox®). Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Upon the March 31, 2021 closing of our acquisition of Qbrexza® from Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”), we became substituted for Dermira as the plaintiff in U.S. patent litigation commenced by Dermira on October 21, 2020 in the U.S. District Court of Delaware (the “Perrigo Patent Litigation”) against Padagis Israel Pharmaceuticals Ltd. (F/K/A Perrigo Israel Pharmaceuticals Ltd.) (“Padagis”) alleging infringement of certain patents covering Qbrexza (the “Qbrexza Patents”), which are included among the proprietary rights to Qbrexza that we acquired from Dermira. The Perrigo Patent Litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”), of an Abbreviated New Drug Application (“ANDA”). The ANDA seeks approval to market a generic version of Qbrexza prior to the expiration of the Qbrexza Patents and alleges that the Qbrexza Patents are invalid. Journey is seeking, among other relief, an order that the effective date of any FDA approval of Perrigo’s ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on February 28, 2033 and such further and other relief as the court may deem appropriate. Perrigo is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on March 9, 2023. Trial in the Perrigo Patent Litigation was scheduled for September 19, 2022.

Upon completion of our acquisition of Amzeeq® and Zilxi® from VYNE in January 2022, we became substituted for VYNE Therapeutics, Inc. (“VYNE”) as the plaintiff in U.S. patent litigation commenced by VYNE on August 9, 2021 in the U.S. District Court of Delaware (the “Padagis Patent Litigation”) against Padagis alleging infringement of certain patents covering Amzeeq® (the “Amzeeq® Patents”), which are included among the proprietary rights to Amzeeq® that were acquired from VYNE. The Padagis Patent Litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Hatch-Waxman Act, of an ANDA. The ANDA seeks approval to market a generic version of Amzeeq® prior to the expiration of the Amzeeq® Patents and alleges that the Amzeeq® Patents are invalid. Padagis is subject to a 30-month stay preventing it from selling a generic version, but that stay is set to expire on December 30, 2023. Journey is seeking, among other relief, an order that the effective date of any United States Food and Drug Administration approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on September 8, 2037, and such further and other relief as the court may deem appropriate. Trial in the Padagis Patent Litigation was scheduled for July 10, 2023.

On May 2, 2022, the Company filed a complaint against Padagis alleging infringement of certain patents covering Zilxi® (the “Zilxi® Patents”), which are included among the proprietary rights to Zilxi® that were acquired from VYNE. This litigation was initiated following the submission by Padagis, in accordance with the procedures set out in the Hatch-Waxman Act, of an ANDA. The ANDA seeks approval to market a generic version of Zilxi® prior to the expiration of the Zilxi® Patents and alleges that the Zilxi® Patents are invalid. Padagis is subject to a 30-month stay which prevents Padagis from selling a generic version. The stay is set to expire on October 6, 2024. Journey is seeking, among other relief, an order that the effective date of any FDA approval of Padagis’ ANDA be no earlier than the expiration of the patents listed in the Orange Book, the latest of which expires on October 1, 2030, and such further and other relief as the court may deem appropriate.

In May 2022, we announced that we entered into three separate settlement agreements (the “Settlement Agreements”) with Padagis for the above-reference patent infringement lawsuits that we filed to enforce the patents covering Qbrexza®, Amzeeq®, and Zilxi®. Pursuant to the terms of the Settlement Agreements, Padagis is prohibited from launching generic versions of QBREXZA®, Amzeeq® and Zilxi® until August 15, 2030, July 1, 2031, and April 1, 2027, respectively. Each of the aforementioned litigations were dismissed on May 19, 2022.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not sold any equity securities in transactions that were not registered under the Securities Act, and we nor our affiliates have purchased any equity securities issued by us. We have not furnished information under this item to the extent that such information previously has been included in our Annual Report on Form 10-K or in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Journey Medical Corporation, filed as Exhibit 3.1 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
4.2	Description of Securities of Journey Medical Corporation, filed as Exhibit 4.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
10.1	Amendment to Journey Medical Corporation 2015 Stock Plan, filed as Exhibit 10.1 to Form 8-K filed on June 21, 2022 and incorporated herein by reference.
10.2	Form of Journal Medical Corporation 2015 Stock Plan Restricted Stock Unit Award Agreement, filed as Exhibit 10.1 to Form 8-K filed on July 22, 2022 and incorporated herein by reference.
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2022.*

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2022.*

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2022.**
32.2	Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2022.**
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: August 9, 2022	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Ernest De Paolantonio
Ernest De Paolantonio
Chief Financial Officer
(Principal Financial Officer)