Form 10-Q
period 2022-09-30
Journey Medical Corp
filed 2022-11-10
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 10, 2022
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	11,704,325

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$34,891	$49,081
Accounts receivable, net of reserves	28,533	23,112
Inventory	15,230	9,862
Prepaid expenses and other current assets	942	2,438
Total current assets	79,596	84,493

Intangible assets, net	28,424	12,552
Operating lease right-of-use asset, net	22	89
Other assets	103	150
Total assets	$108,145	$97,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$33,626	$22,812
Due to related party	74	641
Accrued expenses	17,783	22,733
Accrued interest	125	—
Income taxes payable	22	8
Line of credit	—	812
Deferred cash payment (net of discount of $76)	4,924	—
Installment payments – licenses, short-term	4,198	4,510
Operating lease liability	25	98
Total current liabilities	60,777	51,614

Term loan (net of debt discount of $190)	19,810	—
Installment payments – licenses, long-term	1,374	3,627
Total liabilities	81,961	55,241

Commitments and contingencies (Note 15)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 11,642,659 and 11,316,344 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1	1
Additional paid-in capital	84,042	80,915
Accumulated deficit	(57,860)	(38,874)
Total stockholders’ equity	26,184	42,043
Total liabilities and stockholders’ equity	$108,145	$97,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$16,043	$19,610	$55,074	$45,617
Other revenue	73	—	2,629	-
Total Revenue	16,116	19,610	57,703	45,617

Operating expenses
Cost of goods sold – product revenue	7,221	11,167	23,057	22,559
Research and development	2,812	718	6,687	747
Research and development - licenses acquired	—	76	—	13,819
Selling, general and administrative	15,575	10,755	45,481	24,776
Wire transfer fraud loss	—	9,540	—	9,540
Total operating expenses	25,608	32,256	75,225	71,441
Loss from operations	(9,492)	(12,646)	(17,522)	(25,824)

Other expense			—
Interest income	(3)	—	(10)	-
Interest expense	559	1,373	1,402	2,936
Foreign exchange transaction losses	22	—	22	—
Change in fair value of derivative liability	—	2	—	184
Total other expense	578	1,375	1,414	3,120
Loss before income taxes	(10,070)	(14,021)	(18,936)	(28,944)

Income tax (benefit) expense	10	(3,375)	50	(6,701)
Net Loss	$(10,080)	$(10,646)	$(18,986)	$(22,243)

Net loss per common share:
Basic and diluted	$(0.57)	$(1.16)	$(1.09)	$(2.43)
Weighted average number of common shares:
Basic and diluted	17,618,064	9,161,333	17,464,561	9,160,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Dollars in thousands except for share amounts)

Nine-Month Period Ended September 30, 2022

							Total
	Common Stock		Common Stock A		Additional	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity
Balance as of December 31, 2021	11,316,344	$1	6,000,000	$1	$80,915	$(38,874)	$42,043
Share-based compensation	—	—	—	—	2,985	—	2,985
Exercise of stock options for cash	155,649	—	—	—	142	—	142
Issuance of common stock for vested restricted stock units	170,666	—	—	—	—	—	—
Net loss	—	—	—	—	—	(18,986)	(18,986)
Balance as of September 30, 2022	11,642,659	$1	6,000,000	$1	$84,042	$(57,860)	$26,184

Three-Month Period Ended September 30, 2022

							Total
	Common Stock		Common Stock A		Additional	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity
Balance as of June 30, 2022	11,556,493	1	6,000,000	1	82,573	(47,780)	$34,795
Share-based compensation	—	—	—	—	1,438	—	1,438
Exercise of stock options for cash	22,500	—	—	—	31	—	31
Issuance of common stock for vested restricted stock units	63,666	—	—	—	—	—	—
Net loss	—	—	—	—	—	(10,080)	(10,080)
Balance as of September 30, 2022	11,642,659	$1	6,000,000	$1	$84,042	$(57,860)	$26,184

Nine-Month Period Ended September 30, 2021

						Retained
						Earnings	Total
	Common Stock		Common Stock A		Additional	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity (Deficit)
Balance as of December 31, 2020	3,151,333	$—	6,000,000	$1	$5,171	$5,120	$10,292
Share-based compensation	—	—	—	—	41	—	41
Exercise of options for cash	10,000	—	—	—	7	—	7
Contribution of capital – extinguishment of related party payable	—	—	—	—	194	—	194
Net loss	—	—	—	—	—	(22,243)	(22,243)
Balance as of September 30, 2021	3,161,333	$—	6,000,000	$1	$5,413	$(17,123)	$(11,709)

Three-Month Period Ended September 30, 2021

							Total
	Common Stock		Common Stock A		Additional	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit)	Equity (Deficit)
Balance as of June 30, 2021	3,161,333	$—	6,000,000	$1	$5,684	$(6,477)	$(792)
Share-based compensation	—	—	—	—	8	—	8
Distribution of capital – extinguishment of related party payable	—	—	—	—	(279)	—	(279)
Net loss	—	—	—	—	—	(10,646)	(10,646)
Balance as of September 30, 2021	3,161,333	$—	6,000,000	$1	$5,413	$(17,123)	$(11,709)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	Nine-Month Periods
	Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(18,986)	$(22,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recoveries)	10	(67)
Non-cash interest expense	619	616
Amortization of debt discount	47	648
Accretion of convertible preferred shares	—	1,034
Amortization of acquired intangible assets	3,050	1,983
Amortization of operating lease right-of-use assets	67	64
Share-based compensation	2,985	41
Deferred tax benefit	—	(6,701)
Change in fair value of derivative liability	—	184
Research and development-licenses acquired, expense	—	13,819
Changes in operating assets and liabilities:
Accounts receivable	(5,431)	(7,743)
Inventory	673	(10,210)
Prepaid expenses and other current assets	1,496	174
Other assets	47	(743)
Accounts payable	11,399	25,852
Related party expenses	(567)	1,128
Accrued expenses	(5,173)	3,350
Accrued interest	125	—
Income tax payable	14	(99)
Lease liabilities	(73)	(62)
Net cash (used in) provided by operating activities	(9,698)	1,025

Cash flows from investing activities
Purchase of research and development licenses	—	(8,800)
Acquired intangible assets	(20,000)	—
Net cash used in investing activities	(20,000)	(8,800)

Cash flows from financing activities
Proceeds from the exercise of stock options	142	7
Proceeds from Fortress note	—	9,540
Payment of license installment note payable	(3,000)	(5,300)
Proceeds from convertible preferred shares	—	18,967
Payment of debt issuance costs associated with convertible preferred shares	(214)	(1,996)
Proceeds from EWB term-loan, net of discount	19,763	—
Repayment of line of credit	(812)	—
Offering costs for the issuance of common stock - initial public offering	(371)	—
Net cash provided by financing activities	15,508	21,218

Net change in cash	(14,190)	13,443
Cash at the beginning of the period	49,081	8,246
Cash at the end of the period	$34,891	$21,689

Supplemental disclosure of cash flow information:
Cash paid for interest	$736	$—
Cash paid for income taxes	$19	$157

Supplemental disclosure of non-cash financing and investing activities:
Deferred payment for asset acquisition	$4,740
Unpaid debt offering cost	$—	$214
Unpaid deferred offering cost	$—	$264
Derivative warrant liability associated with convertible preferred shares	$—	$362
Extinguishment of related party payable relates to deferred tax assets	$—	$194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Journey Medical Corporation (collectively “Journey” or the “Company”) is a commercial-stage pharmaceutical company that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. The Company’s current product portfolio includes eight branded and three authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. The Company acquires rights to products and product candidates by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through its exclusive field sales organization.

As of September 30, 2022 and December 31, 2021, the Company was a subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

All dollar amounts discussed in these Notes to Unaudited Condensed Consolidated Financial Statements are in thousands of U.S. dollars, except for per share amounts, and unless otherwise indicated.

Liquidity and Capital Resources

At September 30, 2022, the Company had $34.9 million in cash and cash equivalents as compared to $38.1 million and $49.1 million at June 30, 2022 and December 31, 2021, respectively.

On November 16, 2021, the Company completed an initial public offering (collectively the “Journey IPO” or “IPO”) of its Common Stock, par value $0.0001 (“Common Stock”), which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

Prior to the Company’s IPO, the Company’s operations were primarily financed through a working capital note from Fortress, referred to herein as the “Fortress Note,”” cash generated by operations and cash raised in the Company’s private offering of 8% Cumulative Convertible Class A Preferred Stock (“Class A Preferred Stock”). In connection with the closing of the Company’s IPO on November 16, 2021, the Company issued 2,231,346 shares of Common Stock resulting from the conversion of all of the Class A Preferred Stock. In addition, all amounts outstanding under the Fortress Note were converted into 1,610,467 shares of Journey Common Stock at the IPO price of $10.00 per share.

The Company has access to a $30.0 million East West Bank (“EWB”) borrowing facility, which includes a $10.0 million revolving line of credit, none of which was outstanding at September 30, 2022, and a $20.0 million term loan, both maturing on January 12, 2026. In January 2022 and August 2022, the Company borrowed $15.0 million and $5.0 million, respectively, against the term loan. For the next twelve months from the issuance of these financial statements, the Company will be able to fund its operations through a combination of existing cash and cash equivalents generated from operations and the EWB borrowing facility. The Company was in compliance with all applicable financial covenants under the EWB borrowing facility at September 30, 2022. The $10.0 million revolving line of credit is fully available to the Company without any restrictions, other than certain customary and ordinary conditions.

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

Recently Issued Accounting Pronouncements

During the three-month period ended September 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future results of operations, overall financial condition, liquidity or disclosures.

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	September 30,	December 31,
($’s in thousands)	2022	2021
Raw materials	$7,124	$5,572
Work-in-process	26	—
Finished goods	8,152	4,290
Inventory at cost	15,302	9,862
Inventory reserves	(72)	—
Total Inventories	$15,230	$9,862

NOTE 5. ASSET ACQUISITION

On January 12, 2022, the Company entered into an agreement with Vyne Therapeutics Inc. (“Vyne”) to acquire two United States Food and Drug Administration (“FDA”) approved topical minocycline products, Amzeeq® (minocycline) topical foam, 4%, and Zilxi® (minocycline) topical foam, 1.5%, and a Molecule Stabilizing Technology™ proprietary platform from Vyne for an upfront payment of $20.0 million and an additional $5.0 million payment on the one year anniversary of the closing (the “Vyne Product Acquisition Agreement”). This expanded the Company’s product portfolio to eight marketed branded dermatology products. The Company also acquired the associated inventory related to the business.

The Vyne Product Acquisition Agreement also provides for contingent net sales milestone payments, on a product-by-product basis. In the first calendar year in which annual net sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, will be paid in that year only, per product, totaling up to $450 million. In addition, the Company will pay Vyne 10% of any upfront payment received by the Company from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the Vyne Product Acquisition Agreement.

The following table summarizes the aggregate consideration transferred for the assets acquired by the Company in connection with the Vyne Product Acquisition Agreement:

Aggregate
Consideration
($’s in thousands)	Transferred
Consideration transferred to Vyne at closing	$20,000
Fair Value of deferred cash payment due January 2023	4,740
Transaction costs	223
Total consideration transferred at closing	$24,963

The fair value of the deferred cash payment is being accreted to the $5.0 million January 2023 cash payment over a one-year period through interest expense.

The following table summarizes the assets acquired in the Vyne Product Acquisition Agreement:

Assets
($’s in thousands)	Recognized

Inventory	$6,041
Identifiable Intangibles:
Amzeeq Intangible	15,162
Zilxi Intangible	3,760
Fair value of net identifiable assets acquired	$24,963

The intangible assets were valued using an income approach, while the inventory was valued using a final sales value less cost to dispose approach.

NOTE 6. INTANGIBLES

The Company’s finite-lived intangible assets consist of acquired intangible assets. The gross carrying amount and accumulated amortization of intangible assets as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Intangible
($'s in thousands)	(Years)	Value	Amortization	Assets, Net
Amortizable intangible assets:
Ceracade®	3	$300	$(300)	$—
Luxamend®	3	50	(50)	—
Targadox®	3	1,250	(1,250)	—
Ximino®	7	7,134	(3,228)	3,906
Exelderm®	3	1,600	(1,600)	—
Accutane®	5	4,727	(1,497)	3,230
Amzeeq®	9	15,162	(1,263)	13,899
Zilxi®	9	3,760	(313)	3,447
		33,983	(9,501)	24,482
Non-amortizable intangible assets:
Anti-itch product (1)	3	3,942	—	3,942
Total intangible assets		$37,925	$(9,501)	$28,424

	December 31, 2021
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Intangible
($’s in thousands)	(Years)	Value	Amortization	Assets, Net
Amortizable intangible assets:
Ceracade®	3	$300	$(300)	$—
Luxamend®	3	50	(50)	—
Targadox®	3	1,250	(1,250)	—
Ximino®	7	7,134	(2,463)	4,671
Exelderm®	3	1,600	(1,600)	—
Accutane®	5	4,727	(788)	3,939
		15,061	(6,451)	8,610
Non-amortizable intangible assets:
Anti-itch product (1)	3	3,942	—	3,942
Total intangible assets		$19,003	$(6,451)	$12,552

(1)The Company is transferring manufacturing to an existing contract manufacturer and upon validation will launch such product and commence amortizing.

The Company’s amortization expense for the three-month periods ended September 30, 2022 and 2021 was $1.0 million and $0.7 million, respectively. The Company’s amortization expense for the nine-month periods ended September 30, 2022 and 2021 was $3.1 million and $2.0 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s unaudited condensed consolidated statements of operations.

Future amortization of the Company’s intangible assets is as follows:

Total
($’s in thousands)	Amortization
Remainder of 2022	$1,017
December 31, 2023	4,067
December 31, 2024	4,068
December 31, 2025	4,067
December 31, 2026	2,855
Thereafter	8,408
Subtotal	$24,482
Asset not yet placed in service	3,942
Total	$28,424

NOTE 7. LICENSES/PRODUCTS ACQUIRED

DFD-29

On June 29, 2021, the Company entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL has retained certain rights to the program in select markets including Brazil, Russia, India and China. Pursuant to the DFD-29 Agreement, the Company paid $10.0 million. Additional contingent regulatory and commercial milestone payments totaling up to $158.0 million may also become payable. The Company is required to pay royalties ranging from approximately ten percent to twenty percent on net sales of the DFD-29 product, subject to certain reductions. In connection with the DFD-29 Agreement, the Company agreed to pay DRL additional consideration of $5.0 million in cash or in our common stock upon the IPO. In connection with the closing of the IPO on November 16, 2021, the Company issued 545,131 unregistered shares of common stock of the Company to DRL in full satisfaction of this obligation. The restrictions on the unregistered shares of Common Stock are governed by the terms set forth in the DFD-29 Agreement and applicable securities laws

Additionally, the Company is required to fund and oversee the Phase 3 clinical trials approximating $24.0 million, based upon the current development plan and budget. The Company’s expenses related to the DFD-29 Phase 3 clinical trials were approximately $2.7 million and $6.5 million for the three and nine-month periods ended September 30, 2022, respectively. Either party may terminate the DFD-29 Agreement prior to approval of a New Drug Application (NDA) in the event of bankruptcy or a material breach that remains uncured beyond the applicable cure period. Additionally, DRL may terminate the DFD-29 Agreement if the Company: i.) ceases development of the DFD-29 product for six consecutive months (except if such cessation is caused by DRL, applicable laws, or action/inaction of any third party beyond the Company’s control); ii.) files a patent challenge on any claim for the DFD-29 product patent or DRL background patent; or iii.) fails to initiate development of the DFD-29 product in the European Union (“EU”) (such termination solely relates to the rights granted in the EU) within 24 months after the first product regulatory approval or cause first commercial sale in at least one country in the EU within 72 months after the first product regulatory approval.

The technology licensed has not reached technological feasibility and has no alternative future use. The licenses acquired by the Company require substantial completion of research and development, and regulatory and marketing approval efforts in order to reach technological feasibility. Accordingly, costs incurred in obtaining the license were charged to research and development expense.

Qbrexza

On March 31, 2021, the Company executed an Asset Purchase Agreement (the “Qbrexza Agreement”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). The Company acquired global rights to Qbrexza (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. Upon receipt of clearance under federal antitrust laws, which was received on May 14, 2021, the Company made an upfront payment of $12.5 million (the “Upfront Payment”) to Dermira. In addition, Dermira is eligible to receive up to $144 million in the aggregate upon the achievement of certain net sales milestones. For the first two years, the Company is required to pay royalties in an amount equal to a percentage of net sales of Qbrexza with such percentage ranging from the mid-twenty to the mid-thirty and, thereafter royalties in an amount equal to a percentage of net sales of Qbrexza with such percentage ranging from the lower teen digits to the upper teen digits on net sales of Qbrexza, subject to certain reductions, for a period of eight years. The Qbrexza Agreement also contains customary representations, warranties, and indemnities.

The Upfront Payment of $12.5 million was allocated to the Qbrexza asset as well as all finished goods and raw material inventory used in the business. The Company is responsible for any product returns made after May 31, 2021 related to sales made by Dermira. The Company allocated the entire Upfront Payment to the inventory since the fair value of the inventory and the additional Qbrexza assets acquired exceeded the Upfront Payment. The future contingent milestone payments, if achieved, will be recorded to intangible asset and amortized over the remaining life of the asset commencing on the closing date.

Accutane

On July 29, 2020, the Company entered into an exclusive license and supply agreement for Accutane (the“Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, the Company agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million, of which only $1.0 million remains to be paid. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. The Company is required to pay royalties in amount equal to a the low-double digit percentage of net sales, subject to certain reductions. The term of the Accutane Agreement is ten years and renewable upon mutual agreement. Each party may terminate the Accutane Agreement for an uncured material breach by the other party or for certain bankruptcy or insolvency related events. The Company may also terminate upon 180 days written notice to DRL.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2022
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$34,891	$—	$—	$34,891
Total	$34,891	$—	$—	$34,891

	December 31, 2021
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$49,081	$—	$—	$49,081
Total	$49,081	$—	$—	$49,081

The Company did not carry any level 2 or level 3 assets or liabilities at September 30, 2022, December 31, 2021. No transfers occurred between level 1, level 2, and level 3 instruments for the nine-month periods ended September 30, 2022 and 2021.

NOTE 9. RELATED PARTY AGREEMENTS

Shared Services Agreement with Fortress

On November 12, 2021, the Company and Fortress entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees (the “Shared Services Agreement”). Fortress’s Executive Chairman and Chief Executive Officer is the Executive Chairman of the Company. Under the terms of the Shared Services Agreement, the Company will reimburse Fortress for the salary and benefit costs associated with these employees based upon actual percentage of time working on Journey-related projects. In addition, the Company reimburses Fortress for various payroll related costs and selling, general and administrative costs. For the three-month periods ended September 30, 2022 and 2021, Fortress employees have provided services to the Company, and the Company recorded related expense of approximately $7,798 and $0.2 million, respectively. For the nine-month periods ended September 30, 2022 and 2021, Fortress employees have provided services to the Company, and the Company recorded related expense of approximately $0.1 million and $0.2 million, respectively.

Fortress Income Tax

At September 30, 2022, 58% of the Company’s outstanding Common Stock was owned by Fortress. Prior to the IPO, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states”. These jurisdictions generally require corporations engaged in unitary business and meet the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 19 below for a discussion of income taxes.

NOTE 10. ACCRUED EXPENSES

The components of the Company’s accrued expenses at September 30, 2022 and December 31, 2021, were as follows:

	September 30,	December 31,
($’s in thousands)	2022	2021
Accrued expenses and other short-term liabilities:
Accrued coupons and rebates	$7,970	$10,603
Accrued compensation	2,727	2,702
Accrued royalties payable	2,585	3,833
Return reserve	2,962	3,240
Accrued Inventory	—	253
Accrued research and development	161	870
Accrued legal, accounting and tax	594	512
Accrued marketing and advertising	50	229
Other	734	491
Total accrued expenses	$17,783	$22,733

NOTE 11. INSTALLMENT PAYMENTS — LICENSES

The following tables show the balances of the Company’s installment payments – licenses for the periods presented:

	September 30, 2022
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$4,500	$1,500	$6,000
Less: imputed interest	(302)	(126)	(428)
Sub-total installment payments - licenses	4,198	1,374	5,572

	December 31, 2021
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$5,000	$4,000	$9,000
Less: imputed interest	(490)	(373)	(863)
Sub-total installment payments - licenses	4,510	3,627	8,137

NOTE 12. OPERATING LEASE OBLIGATIONS

The Company leases 3,681 square feet of office space in Scottsdale, Arizona. In August 2020, the Company amended its office lease and extended the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The term of the amended lease commenced on December 1, 2020 and will expire on December 31, 2022.

At September 31, 2022 the Company’s operating lease liability was as follows:

($’s in thousands)
Remainder of 2022	$26
Less: present value discount	(1)
Operating lease liabilities	$25

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021
Lease cost :
Operating lease cost	$27	$23	$76	$67
Variable lease cost	1	1	3	3
Total lease cost	28	24	79	70

Other information:
Operating cash flows from operating leases	$25	$21	$79	$67
Weighted-average remaining lease term - operating leases	0.3	1.1	0.3	1.1
Weighted-average discount rate - operating leases	4.0%	4.0%	4.0%	4.0%

NOTE 13. DEBT

Line of Credit

The Company had no outstanding short-term borrowings at September 30, 2022. The Company, through a loan facility agreement entered into with EWB, has access to a $10.0 million revolving line of credit that matures on January 12, 2026. The line of credit is secured by the Company’s receivables and cash. Interest on the line of credit accrues at a floating rate equal 0.70% above the prime rate.

Long-Term Debt

The Company’s long-term debt at September 30, 2022 reflects approximately $19.8 million outstanding under the Company’s term loan with EWB. The Company did not carry any long-term debt at December 31, 2021.

On January 12, 2022, the Company entered into a third amendment of the loan and security agreement with EWB (the “Amendment”), which increased the borrowing capacity of the Company’s revolving line of credit to $10.0 million and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. In January 2022 and August2022, the Company borrowed $15.0 million and $5.0 million, respectively, against the term loan. The term loans bear interest at a floating rate equal to 1.73% above the prime rate and are payable monthly. The term loan effective interest rate at September 30, 2022 is 8.38%. The term loan contains an interest-only payment period through January 12, 2024, with an extension through July 12, 2024, if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The Company may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions. The Company was in compliance with all applicable financial covenants under the Amendment as of September 30, 2022. The $10.0 million revolving line of credit is fully available to the Company without any restrictions, other than certain customary and ordinary closing conditions.

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

NOTE 14. INTEREST EXPENSE

Interest expense consisted of the following:

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest payments on EWB term loan	$333	$—	$710	$—
Imputed Interest on acquired intangible assets	136	180	435	626
Amortization/Accretion	90	—	257	—
Fees on convertible preferred shares	—	378	—	648
Conversion premium [1]	—	365	—	628
Interest payable on convertible preferred shares	—	450	—	1,034
Total Interest Expense and Financing Fee	$559	$1,373	$1,402	$2,936

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

Each holder of Class A Common Stock is entitled to a number of votes that is equal to 1.1 times a fraction, the numerator of which is the sum of the shares of outstanding Common Stock, including the Class A Common Stock, and the denominator of which is the number of outstanding shares of Class A Common Stock. Thus, the Class A Common Stock will at all times constitute a voting majority. Additionally, for a period of 10 years from the date of the first issuance of shares of Class A Common Stock (the “Class A Director Period”), the holders of record of the shares of Class A Common Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Common Stock), exclusively and as a separate class, is entitled to appoint or elect the majority of the directors of the Company. Thus, the Class A Common Stock is entitled to elect the majority of the board of directors during the Class A Director Period.

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

8% Cumulative Convertible Class A Preferred Offering

In March 2021, the Company commenced an offering of 8% Cumulative Convertible Class A Preferred Stock (“Class A Preferred Stock”) with an aggregate minimum amount of $12.5 million and an aggregate maximum amount of $30.0 million (“Class A Preferred Offering”). The Class A Preferred Offering ended on July 18, 2021. The Class A Preferred Stock was to automatically convert into the Company’s Common Stock upon a sale of the Company or a financing in an amount of at least $25.0 million within a year of the closing date of the Class A Preferred Offering (extendable by another six months at the Company’s option) at a discount of 15% to the per share qualified stock price. In the event that neither a sale of the Company nor a $25.0 million financing is completed, the Class A Preferred Stock was to have been exchanged for shares of Fortress common stock, at a 7.5% discount to the average Fortress common stock trading price over the 10-day period preceding such exchange.

The Company completed five closings in connection with the Class A Preferred Offering (“Closings”). In connection with the Closings, the Company issued an aggregate of 758,680 Class A Preferred shares at a price of $25.00 per share, for gross proceeds of approximately $19.0 million. Following the payment of placement agent fees of $1.9 million, and other expenses of $0.1 million, the Company received approximately $17.0 million of net proceeds. In connection with the Company’s IPO, the Company issued 2,231,346 shares of Common Stock in connection with the conversion of all of the Preferred Stock. There are currently no shares of Class A Preferred Stock outstanding as of September 30, 2022.

NOTE 17. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant up to 4,642,857 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2022 Annual Meeting, held on June 21, 2022, the Company’s stockholders approved, among other matters, an amendment to the Plan to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 7,642,857. As of September 30, 2022, 1,142,620 shares were available for issuance under the Plan.

Total compensation cost charged against operations related to the above plan for the three-month periods ended September 30, 2022 and 2021 was $1.4 million and $7,810, respectively. Total compensation cost charged against operations related to the above plan for the nine-month periods ended September 30, 2022 and 2021 was $3.0 million and $40,316, respectively. The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and nine-month periods ended September 30, 2022 and 2021:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($'s in thousands)	2022	2021	2022	2021
Research and development	$34	$—	$34	$—
Selling, general and administrative	1,404	8	2,951	41
Total non-cash compensation expense related to share-based compensation included in operating expense	$1,438	$8	$2,985	$41

Stock Options

The following table summarizes the Company’s stock option activities:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2021	2,104,334	$0.79	$9,661,393	4.68
Granted	1,079,000	3.65	—	9.76
Exercised	(155,649)	1.01	225,069	—
Forfeited	(71,500)	1.39	19,795	—
Expired	(9,685)	1.39	10,362	—
Outstanding options at September 30, 2022	2,946,500	$0.78	$3,272,210	5.80
Options vested and exercisable at September 30, 2022	1,907,500	$0.76	$3,244,800	3.69

For the three-month period ended September 30, 2022, the Company issued 22,500 shares of Common Stock upon the exercise of outstanding stock options and received proceeds of $31,275. For the three-month period ended September 30, 2021, the Company did not issue any shares of Common Stock upon the exercise of outstanding stock options. For the nine-month periods ended September 30, 2022 and 2021, the Company issued 155,649 and 10,000 shares, respectively, of Common Stock upon the exercise of outstanding stock options and received proceeds of $142,330 and $6,800, respectively. For the three-month periods ended September 30, 2022 and 2021, approximately $0.4 million and $7,811, respectively, of stock option compensation cost was charged against operations. For the nine-month periods ended September 30, 2022 and 2021, approximately $0.4 million and $40,316, respectively, of stock option compensation cost was charged against operations. As of September 30, 2022, the Company had unrecognized stock-based compensation expense related to all unvested options of $2.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

Restricted Stock Units

For the three and nine-month periods ended September 30, 2022, the Company issued 63,666 and 170,666 shares of Common Stock, respectively, upon the vesting of RSU’s amounting to $235,239 and $628,039, respectively, in total aggregate fair market value. The Company did not issue any shares of Common Stock upon the vesting of RSU’s for the three and nine-month periods ended September 30, 2021. For the three and nine-month periods ended September 30, 2022, approximately $1.1 million and $2.6 million, respectively, of RSU compensation cost was charged against operations. For the three and nine-month periods ending September 30, 2021, zero cost for RSU compensation was charged against operations as the unvested RSUs for these periods contingently vested upon the Company’s IPO on November 12, 2021. The Company charged $2.4 million against operations relating to the vesting of these awards in the fourth quarter of 2021. At September 30, 2022, approximately 2,401,589 of RSU’s remained unvested and there was approximately $6.0 million of unrecognized compensation cost related to RSUs, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.

The following table summarizes the activity related to the Company’s RSUs for the nine-month period ended September 30, 2022:

		Weighted
		average
	Number of	grant date
	units	Fair value
Unvested balance at December 31, 2021	715,030	$4.12
Granted	1,907,225	4.10
Vested	(170,666)	4.32
Forfeited	(50,000)	5.02
Unvested balance at September 30, 2022	2,401,589	$4.07

NOTE 18. REVENUES FROM CONTRACTS AND SIGNIFICANT CUSTOMERS

Disaggregation of Net Revenues

The Company’s net product revenues are summarized as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($ in thousands)	2022	2021	2022	2021
Qbrexza®	$6,265	$6,636	$19,752	$11,204
Accutane®	4,121	3,531	14,228	5,672
Amzeeq	1,161	—	5,892	—
Targadox®	1,168	5,184	6,558	18,110
Ximino®	1,773	2,864	3,775	6,277
Zilxi	554	—	1,851	—
Exelderm®	1,001	1,366	3,018	4,319
Other branded revenue	—	29	—	35
Total product revenues	$16,043	$19,610	$55,074	$45,617

The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Significant Customers

For the three-month period ended September 30, 2022, there were no customers that accounted for more than 10% of the Company’s total gross product revenue. For the three-month period ended September 30, 2021, there was one customer that accounted for more than 10% of the Company’s total gross product revenue. For the nine-month periods ended September 30, 2022 and 2021, there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At September 30, 2022, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 17% and 11%. At December 31, 2021, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 16% and 13%.

Other Revenue

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($ in thousands)	2022	2021	2022	2021
Other revenue	73	—	2,629	—
Total other revenue	$73	$—	$2,629	$—

Other revenue for the three-month period ended September 30, 2022 reflects a royalty payment from the Company’s exclusive out-licensing partner in Japan, Maruho Co., Ltd (“Maruho”). The nine-month period ended September 30, 2022 includes a net $2.5 million milestone payment from Maruho. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5%, triggering the net payment. The net payment reflects a milestone payment of $10.0 million to the Company from Maruho, offset by a $7.5 million payment to Dermira, Inc., pursuant to the terms of the Qbrexza Agreement between the Company and Dermira. The nine-month period ended September 30, 2022 also reflects total year-to-date a royalties of $129,000 from Maruho.

NOTE 19. INCOME TAXES

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($in thousands)	2022	2021	2022	2021
Loss before income taxes	$(10,070)	$(14,021)	$(18,936)	$(28,944)
Provision (benefit) for income taxes	10	(3,375)	50	(6,701)
Effective tax rate	-0.1%	24.1%	-0.3%	23.2%

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Income taxes in interim periods are determined based on the estimated annual effective tax rates and the tax impact of discrete items that are reflected immediately. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of September 30, 2022. The change in effective tax rate for three and nine-month periods ended September 30, 2022 and 2021, is due to changes in unfavorable permanent book-tax differences and valuation allowances.

As of September 30, 2022, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

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

The Company’s basic and diluted weighted-average number of common shares outstanding for the three and nine-month periods ended September 30, 2022 and 2021 were as follows:

	Three-month periods ended		Nine-month periods ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic	17,618,064	9,161,333	17,464,561	9,160,344
Common stock equivalents:
Unvested restricted stock units/awards	2,401,589	718,415	2,401,589	750,857
Stock Options	1,509,484	1,730,717	1,643,454	1,734,157
Diluted	21,529,137	11,610,465	21,509,604	11,645,358

The Company’s Common Stock equivalents, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three and none-month periods ended September 30, 2022, and 2021, as the effect would be to reduce the loss per share. Therefore, the weighted average Common Stock outstanding used to calculate both basic and diluted income loss per share is the same for the three and nine-month periods ended September 30, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies. We use words such as “expect,” “anticipate,” “intend,” “believe,” “may,” “plan,” “seek,” “could,” “would,” “should,” “will” or similar language to identify forward-looking statements, but not all-forward-looking statements include these words. All forward-looking statements included in this document are based on information available to us on the date hereof and we assume no obligation to update any such forward-looking statements. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in, or implied by, the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). As used below, the words “we,” “us” and “our” refer to Journey Medical Corporation and its consolidated subsidiary.

Overview

We are a commercial-stage pharmaceutical company that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes eight branded and three authorized generic prescription drugs for dermatological conditions that are actively marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life and physicians and other licensed medical professionals to provide better care for their patients. We aim to acquire rights to products and product candidates by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, dermatological products through our exclusive field sales organization.

On November 16, 2021, we completed an initial public offering (“IPO”) of our Common Stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

We expect our expenses will increase for the foreseeable future as we pursue business development opportunities, commercialize and market new products and incur additional costs associated with operating as a public company. We believe the impact of inflation on our operations has been minimal. However, continued general inflation, including rising prices in the normal course of business, may negatively impact our operations by increasing our operating expenses. To the extent general inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition, and results of operations. To date, our business has not been materially impacted by COVID-19; however, depending on the extent of the ongoing pandemic, it is possible that our business, financial condition and results of operations could be materially and adversely affected by COVID-19 in the future. Our cash and cash equivalents balance was $34.9 million at September 30, 2022.

Recent Highlights

Clinical Developments

Building on the results of the Phase 2 clinical study published in December 2021, where DFD-29 demonstrated nearly double the efficacy, when compared to Doxycycline capsules 40 mg, on reducing total inflammatory lesions and Investigator’s Global Assessment treatment success, on March 14, 2022, we dosed the first patient in our Phase 3 clinical trial evaluating DFD-29 (Modified Release Minocycline, 40 mg capsules) for the treatment of Rosacea. The Phase 3 clinical trials encompass two multicenter, randomized, double-blind, parallel-group, active and placebo-controlled clinical trials and will each enroll up to 320 adult patients with moderate to severe papulopustular rosacea (“PPR”). One trial is enrolling patients in the United States and the other is enrolling in the United States and Europe. The patients are being randomized in a 3:3:2 ratio to DFD-29 (Modified Release Minocycline Capsules, 40 mg), Oracea® (Doxycycline capsules, 40 mg) or placebo once daily for 16 weeks. The primary objective of the studies is to evaluate the safety, efficacy and tolerability of DFD-29 compared to placebo for the treatment of PPR. The secondary objective is to evaluate the safety, efficacy and tolerability of DFD-29 compared to Oracea® (Doxycycline capsules 40 mg). As of October 2022, enrollment, in the Phase 3 clinical trials have achieved over 75% enrollment. Looking ahead, we expect to announce topline data from the Phase 3 program in the first half of 2023, with a New Drug Application (“NDA”) filing expected in the second half of 2023.

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

Accounting Pronouncements

During the three-month period ended September 30, 2022, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2021 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company as long as either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our annual reports on Form 10-K, have reduced disclosure obligations regarding executive compensation and certain other matters, and smaller reporting companies are permitted to delay adoption of certain recent new accounting pronouncements.

Results of Operations

The following table summarizes our results of operations for the three-month periods ended September 30, 2022 and 2021:

Comparison of the Three-Month Periods Ended September 30, 2022 and 2021

The following table reflects our net product revenue for the three-month periods ended September 30, 2022 and 2021:

	Three-Month Periods Ended
	September 30,		Change
($ in thousands, except per share data)	2022	2021	$	%
Revenue:
Product revenue, net	$16,043	$19,610	$(3,567)	-18%
Other revenue	73	—	73	100%
Total revenue	16,116	19,610	(3,494)	-18%

Operating expenses
Cost of goods sold - product revenue	7,221	11,167	(3,946)	-35%
Research and development	2,812	718	2,094	292%
Research and development - licenses acquired	—	76	(76)	-100%
Selling, general and administrative	15,575	10,755	4,820	45%
Wire transfer fraud loss	—	9,540	(9,540)	-100%
Total operating expenses	25,608	32,256	(6,648)	-21%
Loss from operations	(9,492)	(12,646)	3,154	-25%

Other expense
Interest income	(3)	—	(3)	100%
Interest expense	559	1,373	(814)	-59%
Foreign exchange transaction losses	22	—	22	100%
Change in fair value of derivative liability	—	2	(2)	-100%
Total other expense	578	1,375	(797)	-58%
Loss before income taxes	(10,070)	(14,021)	3,951	-28%

Income tax benefit	10	(3,375)	3,385	-100%
Net Loss	$(10,080)	$(10,646)	$566	-5%

Revenues

Net product revenue

	Three-Month Periods Ended
	September 30,		Change
($ in thousands)	2022	2021	$	%
Qbrexza®	$6,265	$6,636	$(371)	-6%
Accutane®	4,121	3,531	590	17%
Amzeeq	1,161	—	1,161	100%
Targadox®	1,168	5,184	(4,016)	-77%
Ximino®	1,773	2,864	(1,091)	-38%
Zilxi	554	—	554	100%
Exelderm®	1,001	1,366	(365)	-27%
Other branded revenue	—	29	(29)	-100%
Total net product revenues	$16,043	$19,610	$(3,567)	-18%

Total net product revenues decreased $3.6 million, or 18%, to $16.0 million for the three-month period ended September 30, 2022, from $19.6 million for the three-month period ended September 30, 2021. The decrease is primarily driven by a decrease in the net product revenue of Targadox and its authorized generic, as a result of continued generic competition. In addition, net product revenues of Ximino and its authorized generic, as well as Exelderm and its authorized generic, have been negatively impacted by contract manufacturer product shortages. These shortages were resolved in the third quarter of 2022. We expect sales of Ximino and Exelderm to continue to normalize through the end of the year, generating higher net product revenues in future quarters. Offsetting, in part, the above decreases in net product revenues is net revenue growth of $0.5 million compared to the year-ago period from the continued growth of Accutane. We launched Accutane at the end of the first quarter of 2021. In addition, another partially offsetting increase in product revenue during the three-month period ended September 20, 2022 is driven by incremental net revenues as a result of our newly acquired and launched products, Amzeeq and Zilxi. The above table includes the authorized generic product within the line items for Targadox, Ximino and Exelderm.

Other revenue

Other revenue for the three-month period ended September 30, 2022 reflects a $73,000 royalty payment from the Company’s exclusive out-licensing partner in Japan, Maruho Co., Ltd (“Maruho”) paid in connection with Maruho’s sales of Rapifort® Wipes 2.5% in Japan.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry. For a discussion of our gross-to-net sales accruals, see “Critical Accounting Estimates and Significant Accounting Policies” in the 2021 Form 10-K

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2022 and 2021 were as follows:

	Chargebacks
	and			Managed
	Distributor			Care	Gov’t
($’s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance as of June 30, 2022	$1,400	$2,727	$2,499	$3,191	$1,218	$11,035
Current provision related to sales in the current period	2,643	1,706	25,801	6,897	639	37,686
Checks/credits issued to third parties	(2,625)	(1,471)	(26,348)	(6,339)	(928)	(37,711)
Reclassifications between liability accounts	—	—	—	—	—	—
Balance as of September 30, 2022	$1,418	$2,962	$1,952	$3,749	$929	$11,010

	Chargebacks
	and			Managed
	Distributor			Care	Gov’t
($’s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance as of June 30, 2021	$—	$2,099	$17,527	$1,082	$—	$20,708
Current provision related to sales in the current period	—	1,946	37,227	2,797	803	42,773
Checks/credits issued to third parties	—	(393)	(48,197)	(1,646)	(163)	(50,399)
Balance as of September 30, 2021	$—	$3,652	$6,557	$2,233	$640	$13,082

Our provision for product returns was $3.0 million at September 30, 2022, compared to $2.7 million at June 30, 2022. The increase is primarily due to an increase in return experience from June 30, 2022.

Our provision for coupons was $2.0 million at September 30, 2022 compared to $2.5 million at June 30, 2022. The decrease is primarily due to a decrease in redemptions, driven by lower sales for the period specifically for Targadox, as a result of continued generic competition.

Our provision for managed care rebates was $3.7 million at September 30, 2022 compared to $3.2 million at June 30, 2022.  The increase is primarily due to increased rebate utilization for our Qbrexza product.

The provision for government rebates was $0.9 million at September 30, 2022 compared to $1.2 million at June 30, 2021. The decrease is primarily due a decrease in Medicaid as a result of decreased sales for the period.

Cost of Goods Sold

Cost of goods sold decreased by $3.9 million, or 35%, to $7.2 million for the three-month period ended September 30, 2022, from $11.2 million for the three-month period ended September 30, 2021. The decrease is primarily due to a $2.1 million decrease in the product royalties we are required to pay as a result of a reduction in the royalty percentage paid to Qbrexza by 10 percentage points. Also contributing to the reduction in royalty expense is the lower sales of Targadox as a result of generic competition in the three-month period ended September 30, 2022 compared to the year-earlier period. In addition, the three-month period ended September 30, 2021 included an inventory step-up of $3.0 million for inventory units sold related to the acquired finished goods of Qbrexza® in 2021. Offsetting, in part, the above decreases are increases in cost of goods sold related to higher amortization of licenses of approximately $0.4 million, and higher freight, testing and product validation costs of approximately $0.7 million from our newly acquired and launched products, Amzeeq and Zilxi (acquired in January 2022) and a $0.1 million increase in FDA manufacturing fees from the prior-year quarter.

Research and Development

Research and Development expense increased to $2.8 million for the three-month period ended September 30, 2022, from $0.7 million for the three-month period ended September 30, 2021. The increase is related to clinical trial expenses to develop our DFD-29 product, for which dosing began in March 2022. We expect these expenses to increase as additional patients are enrolled into the two Phase 3 trials as well as the other associated cost of the development program.

Research and Development - licenses acquired

Research and development - licenses acquired decreased $76,000, or 100%, from the three-month period ended September 30, 2021. The three-month period ended September 30, 2021 reflects a contingent license payment from the acquisition of our development stage asset from DRL.

Selling, General and Administrative

Selling, general and administrative expenses increased $4.8 million, or 45%, to $15.6 million for the three-month period ended September 30, 2022, compared to $10.8 million for the three-month period ended September 30, 2021. The increase is primarily attributable to the expansion of our salesforce, marketing expenses related to the expanded product portfolio of our four products, as well as additional headcount costs, including non-cash stock compensation expenses, and compliance and other professional fees associated with being a public company.

Interest Expense

Interest expense decreased $0.8 million to $0.6 million for the three-month period ended September 30, 2022, from $1.4 million for the three-month period ended September 30, 2021. The prior year quarter includes dividends and interest on our convertible preferred shares that converted into common stock upon the closing of our IPO in November 2021.

Income tax benefit

For the three-month period ended September 30, 2022,  income taxes reflected an income tax expense of $10,000. For the three-month period ended September 30, 2021, income taxes reflected an income tax benefit of $3.4 million. The change in our income tax benefit from the year-ago period is due to changes in unfavorable permanent book-tax differences and a full valuation allowance against the Company’s deferred tax.

The following table summarizes our results of operations for the nine-month periods ended September 30, 2022 and 2021:

Comparison of the Nine-Month Periods Ended September 30, 2022 and 2021

	Nine-Month Periods Ended
	September 30,		Change
($in thousands, except per share data)	2022	2021	$	%
Revenue:
Product revenue, net	$55,074	$45,617	$9,457	21%
Other revenue	2,629	—	2,629	100%
Total revenue	57,703	45,617	12,086	26%

Operating expenses
Cost of goods sold - product revenue	23,057	22,559	498	2%
Research and development	6,687	747	5,940	795%
Research and development - licenses acquired	—	13,819	(13,819)	-100%
Selling, general and administrative	45,481	24,776	20,705	84%
Wire transfer fraud loss	—	9,540	(9,540)	-100%
Total operating expenses	75,225	71,441	3,784	5%
Loss from operations	(17,522)	(25,824)	8,302	-32%

Other expense
Interest income	(10)	—	(10)	100%
Interest expense	1,402	2,936	(1,534)	-52%
Foreign exchange transaction losses	22	—	22	100%
Change in fair value of derivative liability	—	184	(184)	-100%
Total other expense	1,414	3,120	(1,706)	-55%
Loss before income taxes	(18,936)	(28,944)	10,008	-35%

Income tax benefit	50	(6,701)	6,751	-101%
Net Loss	(18,986)	(22,243)	3,257	-15%

Revenues

Net product revenue

The following table reflects our net product revenue for the nine-month periods ended September 30, 2022 and 2021:

	Nine-Month Periods Ended
	September 30,		Change
($ in thousands)	2022	2021	$	%
Qbrexza®	$19,752	$11,204	$8,548	76%
Accutane®	14,228	5,672	8,556	151%
Amzeeq	5,892	—	5,892	100%
Targadox®	6,558	18,110	(11,552)	-64%
Ximino®	3,775	6,277	(2,502)	-40%
Zilxi	1,851	—	1,851	100%
Exelderm®	3,018	4,319	(1,301)	-30%
Other branded revenue	—	35	(35)	-100%
Total net product revenues	$55,074	$45,617	$9,457	21%

Total net product revenues increased $9.5 million, or 21%, to $55.1 million for the nine-month period ended September 30, 2022, from $45.6 million for the nine-month period ended September 30, 2021. Our revenue growth over the prior-year period is primarily due to incremental revenues from Qbrexza, acquired and launched during the second quarter of 2021, and the revenue growth of Accutane, launched at the end of the first quarter of 2021. In addition, another contributor to the increase compared to the prior-year period is driven by incremental net revenues from our newly acquired and launched products, Amzeeq and Zilxi (acquired in January 2022). Offsetting, in part, the increases above is a decrease in the net product revenue of Targadox and its authorized generic primarily as a result of continued generic competition. In addition, net product revenues of Ximino and its authorized generic, and Exelderm and its authorized generic, have been negatively impacted by contract manufacturer product shortages. These shortages were resolved in the third quarter of 2022. We expect sales of Ximino and Exelderm to continue to normalize through the end of the year, generating higher net product revenues in future quarters. The above table includes the authorized generic product within the line items for Targadox, Ximino and Exelderm.

Other revenue

The nine-month period ended September 30, 2022 includes a net $2.5 million milestone payment from Maruho. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5%, triggering the net payment. The net payment reflects a milestone payment of $10.0 million to the Company from Maruho, offset by a $7.5 million payment to Dermira, Inc., pursuant to the terms of the Qbrexza Agreement between the Company and Dermira. The nine-month period ended September 30, 2022 also reflects total year-to-date royalties of $129,000 from Maruho on sales of Rapifort® Wipes 2.5% in Japan.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry. For a discussion of our gross-to-net sales accruals, see “Critical Accounting Estimates and Significant Accounting Policies” in the 2021 Form 10-K.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2022, and 2021 were as follows:

	Chargebacks
	and			Managed
	Distributor			Care	Gov’t
($’s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2021	$1,610	$3,240	$4,992	$3,492	$690	$14,024
Current provision related to sales in the current period	7,132	3,996	92,330	17,131	2,395	122,984
Checks/credits issued to third parties	(7,324)	(4,274)	(95,370)	(16,874)	(2,156)	(125,998)
Reclassifications between liability accounts	—	—	—	—	—	—
Balance as of September 30, 2022	$1,418	$2,962	$1,952	$3,749	$929	$11,010

	Chargebacks
	and			Managed
	Distributor			Care	Gov’t
($’s in thousands)	Service Fees	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2020	$—	$2,580	$12,769	$100	$—	$15,449
Current provision related to sales in the current period	—	3,374	105,818	5,072	803	115,067
Checks/credits issued to third parties	—	(1,987)	(112,345)	(2,939)	(163)	(117,434)
Reclassifications between liability accounts	—	(315)	315	—	—	—
Balance as of September 30, 2021	$—	$3,652	$6,557	$2,233	$640	$13,082

We have established provisions for chargebacks resulting from the launch of our new products noted above. Included in the reserve for chargebacks and distributor service fees are provisions for prompt pay discounts.

Our provision for returns was $3.0 million at September 30, 2022, compared to $3.2 million at December 31, 2021. The decrease is primarily due to lower sales for certain products.

The provision for coupons was $2.0 million at September 30, 2022 compared to $5.0 million at December 31, 2021. The decrease is primarily due to the decrease in sales specifically for Targadox, as a result of continued generic competition and to a lesser extent, the timing of payments from December 31, 2021.

Our managed care rebate provision was $3.7 million at September 30, 2022 compared to $3.5 million at December 31, 2021. The increase is primarily due to incremental provisions resulting from our newly launched products, Qbrexza, acquired and launched during the second quarter of 2021, as well as the acquisition and launch of Amzeeq and Zilxi in January 2022, and to a lesser extent, a greater portion of sales qualifying for managed care rebates.

Our government rebate provision was $0.9 million at September 30, 2022 compared to $0.7 million at December 31, 2021. The increase is primarily due to incremental provisions resulting from the acquisitions of Amzeeq and Zilxi in January 2022.

Cost of Goods Sold

Cost of goods sold increased by $0.5 million, or 2%, to $23.1 million for the nine-month period ended September 30, 2022, from $22.6 million for the nine-month period ended September 30, 2021. The increase is primarily due to higher product cost of goods sold of $2.1 million driven by our increased net product sales from period-to-period, increased amortization of $1.1 million related to our acquired intangible assets from the acquisition of Amzeeq and Zilxi in January 2022, and costs of approximately $1.1 million related to freight, product validation and stability testing for Amzeeq and Zilxi. The above increases to cost goods sold from period-to-period are offset, in part, by a decrease as the nine-month period ended September 30, 2021 included an inventory step-up of $4.2 million for inventory units sold related to the acquired finished goods of Qbrexza in 2021.

Research and Development

Research and Development expense increased to $6.7 million for the nine-month period ended September 30, 2022 from $0.8 million for the nine-month period ended September 30, 2021. The increase is related to clinical trial expenses to develop our DFD-29 product, for which dosing began in March 2022. We expect these expenses to increase as additional patients are enrolled into the two Phase 3 trials as well as the other associated cost of the development program.

Research and Development - licenses acquired

Research and development expenses - licenses acquired decreased $13.8 million, or 100%, from the nine-month period ended September 30, 2021. The nine-month period ended September 30, 2021 reflects the acquisition of our development stage asset from DRL for $10.0 million and the fair value of the contingent payment due DRL of $3.8 million.

Selling, General and Administrative

Selling, general and administrative expenses increased $20.1 million, or 84%, to $45.5 million for the nine-month period ended September 30, 2022, from $24.8 million for the nine-month period ended September 30, 2021. The increase is primarily attributable to the expansion of our salesforce, marketing expenses related to the expanded product portfolio of our four products,  additional headcount costs, including non-cash stock compensation expenses, legal expenses and compliance and other professional fees associated with being a public company.

Interest Expense

Interest expense decreased $1.5 million to $1.4 million for the nine-month period ended September 30, 2022, from $2.9 million for the nine-month period ended September 30, 2021. The nine-month period ended September 30, 2021 includes dividends and interest on our convertible preferred shares that converted into common stock upon the closing of our IPO in November 2021.

Income tax expense (benefit)

For the nine-month period ended September 30, 2022, income taxes reflected an income tax expense of $50,000. For the nine-month period ended September 30, 2021, income taxes reflected an income tax benefit of $6.7 million. The change in our income tax benefit from the year-ago period is due to changes in unfavorable permanent book-tax differences and a full valuation allowance against the Company’s deferred tax.

Liquidity and Capital Resources

At September 30, 2022, we had $34.9 million in cash and cash equivalents as compared to $49.1 million at December 31, 2021.

On November 16, 2021, we completed an IPO of our Common Stock, which resulted in net proceeds of approximately $30.6 million, after deducting underwriting discounts and other offering costs.

Prior to our IPO, our operations were primarily financed through a working capital note from Fortress, referred to herein as the “Fortress Note,” cash generated by operations and cash raised in our private offering of our Class A Preferred Stock. In connection with the closing of our IPO on November 16, 2021, we issued 2,231,346 shares of Common Stock resulting from the conversion of all of the Class A Preferred Stock. In addition, the Fortress Note was converted into 1,610,467 shares of Journey Common Stock at our IPO price of $10.00 per share.

On January 12, 2022, we entered into a third amendment of the loan and security agreement with EWB (the “Amendment”), which increased the borrowing capacity of our revolving line of credit to $10.0 million and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. In January 2022 and August 2022, the Company borrowed $15.0 million and $5.0 million, respectively, against the term loan. The term loans bear interest at a floating rate equal to 1.73% above the prime rate and are payable monthly. The term loans contain an interest-only payment period through January 12, 2024, with an extension through July 12, 2024 if certain covenants are met, after which the outstanding balance of each term loan is payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. We may elect to prepay all or any part of the term loan without penalty or premium, but we may not re-borrow any amount, once repaid. Any outstanding borrowing against the revolving line of credit bears interest at a floating rate equal to 0.70% above the prime rate. The Amendment includes customary financial covenants such as collateral ratios and minimum liquidity provisions. We are in compliance with all applicable financial covenants under the Amendment. The $10.0 million revolving line of credit is fully available to us without any restrictions, other than certain customary and ordinary closing conditions.

We expect that our expenses will increase substantially for the foreseeable future as we pursue business development opportunities, commercialize and market new products and incur additional costs associated with operating as a public company. To date, our business has not been materially impacted by COVID-19; however, depending on the extent of the ongoing pandemic, it is possible that our business, financial condition and results of operations could be materially and adversely affected by COVID-19 in the future. Additionally, the Federal Reserve has raised and is expected to continue to raise the federal funds interest rate throughout 2022 in its effort to take action against domestic inflation. Because our borrowings under the facility with EWB bear interest at a floating rate, rising interest rates affect the amount of the regular payments we are required to make to EWB. Accordingly, we may experience materially higher borrowing costs in future fiscal quarters than we historically have to date. We may require additional financing to pursue both development stage and commercial opportunities. In addition, we anticipate increased commercialization expenses related to the launch of newly acquired products, as well as increased costs related to development and regulatory approval of potential development stage product acquisitions, including DFD-29. As we continue to expand our product portfolio, we may need to fund possible future operating losses, and, if deemed appropriate, establish or secure through additional third-party manufacturing for our products, and expanded sales and marketing capabilities related to recent product acquisitions. For the next twelve months from the issuance of the financial statements included in this report, we will be able to fund our operations through a combination of existing cash and cash equivalents, cash generated from operations and the EWB borrowing facility. Our failure to raise capital as and when needed would have a material adverse impact on our financial condition and our ability to pursue our business strategies.

Cash Flows for the Nine-Month Periods Ended September 30, 2022 and 2021

	Nine-month periods ended
	September 30,		Increase
($’s in thousands)	2022	2021	(Decrease)
Net cash (used in) provided by operating activities	$(9,698)	$1,025	$10,733
Net cash used in investing activities	(20,000)	(8,800)	11,200
Net cash provided by financing activities	15,508	21,218	(5,710)
Net change in cash and cash equivalents	(14,190)	13,443	27,643

Operating Activities

Our cash flows from operating activities reflect the cash receipts and disbursements from all activities other than investing and financing activities. Our changes in cash from operating activities reflect the timing of cash collections from our customer; payments to vendors, suppliers, employees; our receipt of customer discounts and rebates; and other customary payments made in the ordinary course of business.

Net cash used in operating activities increased by $10.7 million, to $9.7 million for the nine-month period ended September 30, 2022, from net cash provided by operations of $1.0 million for the nine-month period ended September 30, 2021. The increase in cash used in operating activities was driven primarily by vendor, supplier, and other payments in the ordinary course of business, which were generally higher as a result of additional headcount costs, marketing expenses related to our expanded product portfolio, legal expenses and compliance and other costs associated with being a public company, offset by accounts receivable cash collections.

Investing Activities

Our cash used for investing activities reflects cash used for acquisitions of products and licenses.

Net cash used in investing activities increased by $11.2 million, to $20.0 million for the nine-month period ended September 30, 2022, from $8.8 million for the nine-month period ended September 30, 2021.  Net cash used in investing activities increased by $11.2 million primarily due to the $20.0 million consideration paid to Vyne pursuant to the Vyne Product Acquisition Agreement during the nine-month period ended September 30, 2022 as compared to payments of $8.8 million for research and development licenses during the nine-month period ended September 30, 2021.

Financing Activities

Our financing activities include cash used to pay licenses installments, debt and other borrowings, reduced by proceeds from the exercise of stock options and issuance of long-term debt and other borrowings.

Net cash provided by financing activities decreased $5.7 million, to $15.5 for the nine-month period ended September 30, 2022, from $21.2 million for the nine-month period ended September 30, 2021. The decrease is primarily related to approximately $8.1 million of lower net borrowings compared to the prior-year period, offset by lower license installment payments of $2.3 million from period-to-period.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant to date include the following:

●	Our loan and security agreement with EWB was recently amended to increase the borrowing capacity of our revolving line of credit to $10.0 million and to add a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan mature on January 12, 2026. On January 12, 2022, we borrowed $15.0 million against the first tranche of the term loan to facilitate the Vyne Product Acquisition Agreement. On August 2, 2022 the Company borrowed the additional $5.0 million under the second tranche of the term loan. The term loans bear interest at a floating rate equal to 1.73% above the prime rate and interest is payable monthly. The term loan contains an interest-only payment period through January 12, 2024, with an

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

	Payments by Period
		Remainder
	Total	of 2022	2023	2024	2025	2026

	($’s in thousands)
Interest	$4,635	$433	$1,770	$1,693	$735	$4
Principal	20,000	—	—	5,556	13,333	1,111
Total	$24,635	$433	$1,770	$7,249	$14,068	$1,115

Should we elect to make further borrowings under the EWB facility, we would expect to repay additional amounts in each year until maturity.

●	Pursuant to the Vyne Product Acquisition Agreement, upon the one year anniversary of the closing, January 12, 2023, we agreed to pay to Vyne an additional $5.0 million, constituting the full purchase price. Upon the achievement of net sales milestones with respect to the products purchased in the Vyne Product Acquisition, we are also required to pay contingent consideration consisting of a one-time payment, per product, of $10 million, $20 million, $30 million, $40 million and $50 million upon each product reaching annual net sales of $100 million, $200 million, $300 million, $400 million and $500 million, respectively. Each required payment must only be paid one time following the first achievement of the applicable annual net sales milestone amount.
●	Pursuant to the DFD-29 Agreement with DRL, we paid an upfront payment of $10.0 million. Additional contingent regulatory and commercial milestone payments totaling up to $158.0 million may also be payable. Royalties ranging from ten percent to twenty percent are payable on net sales of the product. Additionally, we are required to fund and oversee the Phase 3 clinical trials approximating $24.0 million, based upon the current development plan and budget.
●	We are contractually obligated to make installment milestone payments on our acquired licenses as follows:

	Payments by Period
		Remainder
Product	Total	of 2022	2023	2024

	($’s in thousands)
Ximino	$5,000	$2,000	$1,500	$1,500
Accutane	1,000	—	1,000	—
Total	$6,000	$2,000	$2,500	$1,500

●	We are contractually obligated to make sales-based royalty payments to Dermira, Inc. (for Qbrexza), Sun Pharmaceutical Industries (for Exelderm and Ximino) and PuraCap Caribe (for Targadox). Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2022, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

There are no new reportable events or material developments with respect to previously disclosed proceedings for the quarter ended September 30, 2022. To our knowledge, except as previously disclosed, there are no legal proceedings pending against us, other than routine actions and administrative proceedings, and other actions not deemed material are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, however, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

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
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2022.*

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2022.*

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2022.**
32.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2022.**

101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: November 10, 2022	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Ernest De Paolantonio
Ernest De Paolantonio
Chief Financial Officer
(Principal Financial Officer)