Form 10-Q
period 2023-03-31
Journey Medical Corp
filed 2023-05-22
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 19, 2023
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	12,126,390

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$17,349	$32,003
Accounts receivable, net of reserves	27,616	28,208
Inventory	13,278	14,159
Prepaid expenses and other current assets	2,477	3,309
Total current assets	60,720	77,679

Intangible assets, net	26,128	27,197
Operating lease right-of-use asset, net	167	189
Restricted cash	8,750	—
Other assets	88	95
Total assets	$95,853	$105,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$43,658	$36,570
Due to related party	370	413
Accrued expenses	17,375	19,388
Accrued interest	165	160
Income taxes payable	35	35
Line of credit	3,000	2,948
Term loan, short-term (net of discount of $86)	9,914	—
Deferred cash payment (net of discount of $9)	—	4,991
Installment payments – licenses, short-term	2,288	2,244
Operating lease liability, short-term	93	83
Total current liabilities	76,898	66,832

Term loan, long-term (net of debt discount of $71 and $174)	9,929	19,826
Installment payments – licenses, long-term	1,450	1,412
Operating lease liability, long-term	84	108
Total liabilities	88,361	88,178

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 11,834,362 and 11,765,700 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	86,128	85,482
Accumulated deficit	(78,638)	(68,502)
Total stockholders’ equity	7,492	16,982
Total liabilities and stockholders’ equity	$95,853	$105,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended
	March 31,
	2023	2022
Revenue:
Product revenue, net	$12,165	$20,796
Other revenue	48	2,500
Total revenue	12,213	23,296

Operating expenses
Cost of goods sold – product revenue	6,449	8,203
Research and development	2,033	1,266
Selling, general and administrative	13,292	14,715
Total operating expenses	21,774	24,184
Loss from operations	(9,561)	(888)

Other expense (income)
Interest income	(122)	(3)
Interest expense	650	389
Foreign exchange transaction losses	47	—
Total other expense (income)	575	386
Loss before income taxes	(10,136)	(1,274)

Income tax expense	—	104
Net Loss	$(10,136)	$(1,378)

Net loss per common share:
Basic and diluted	$(0.57)	$(0.08)
Weighted average number of common shares:
Basic and diluted	17,807,194	17,318,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except for share and per share amounts)

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	11,765,700	$1	6,000,000	$1	$85,482	$(68,502)	$16,982
Share-based compensation	—	—	—	—	646	—	646
Issuance of common stock for vested restricted stock units	68,662	—	—	—	—	—	—
Net loss	—	—	—	—	—	(10,136)	(10,136)
Balance as of March 31, 2023	11,834,362	$1	6,000,000	$1	$86,128	$(78,638)	$7,492

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	11,316,344	$1	6,000,000	$1	$80,915	$(38,874)	$42,043
Share-based compensation	—	—	—	—	773	—	773
Issuance of common stock for vested restricted stock units	2,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,378)	(1,378)
Balance as of March 31, 2022	11,318,344	$1	6,000,000	$1	$81,688	$(40,252)	$41,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(10,136)	$(1,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	126	(76)
Non-cash interest expense	98	203
Amortization of debt discount	17	14
Amortization of acquired intangible assets	1,069	1,017
Amortization of operating lease right-of-use assets	22	22
Share-based compensation	646	773
Changes in operating assets and liabilities:
Accounts receivable	466	(7,995)
Inventory	881	(234)
Prepaid expenses and other current assets	832	830
Other assets	—	32
Accounts payable	7,088	4,732
Due to related party	(43)	(130)
Accrued expenses	(2,013)	2,928
Accrued interest	5	66
Income tax payable	—	104
Lease liabilities	(14)	(24)
Net cash (used in) provided by operating activities	(956)	884

Cash flows from investing activities
Acquired intangible assets	(5,000)	(20,000)
Net cash used in investing activities	(5,000)	(20,000)

Cash flows from financing activities
Payment of license installment note payable	—	(2,000)
Payment of debt issuance costs associated with convertible preferred shares	—	(214)
Proceeds from line of credit	28,000	—
Repayments of line of credit	(27,948)	(812)
Proceeds from EWB term-loan, net of discount	—	14,763
Offering costs for the issuance of common stock - initial public offering	—	(371)
Net cash provided by financing activities	52	11,366

Net change in cash and restricted cash	(5,904)	(7,750)
Cash and restricted cash at the beginning of the period	32,003	49,081
Cash and restricted cash at the end of the period	$26,099	$41,331

Supplemental disclosure of cash flow information:
Cash paid for interest	$535	$95
Cash paid for income taxes	$7	$—

Supplemental disclosure of non-cash financing and investing activities:
Deferred payment for asset acquisition	$—	$4,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Journey Medical Corporation (collectively “Journey” or the “Company”) was formed on July 18, 2014. The Company is a commercial-stage pharmaceutical company that primarily focuses on the selling and marketing of FDA-approved prescription pharmaceutical products for the treatment of dermatological conditions. The Company’s current product portfolio includes eight branded and three authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. The Company acquires rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through its field sales force.

As of March 31, 2023 and December 31, 2022, the Company was a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At March 31, 2023, the Company had $26.1 million in cash and cash equivalents and restricted cash as compared to $32.0 million of cash and cash equivalents at December 31, 2022. At March 31, 2023, the Company reclassified $8.8 million of cash from cash and cash equivalents to restricted cash on the Company’s condensed consolidated balances to reflect the minimum cash requirement pursuant to an amendment to the Company’s Loan and Security Agreement with East West Bank.

On December 30, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance, and sale by the Company of up to an aggregate of $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). At March 31, 2023, $150.0 million remains available under the 2022 Shelf. In connection with the 2022 shelf, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), relating to shares of the Company’s common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time through or to B. Riley acting as the Company’s agent or principal.

The Company is party to a Loan and Security Agreement, dated March 31, 2021 (as amended, the “EWB Facility”), with East West Bank (“EWB”), under which EWB originally made a $7.5 million revolving line of credit available to the Company. On January 12, 2022, the Company entered into an amendment of the loan and security agreement with EWB that increased the borrowing capacity of the Company’s revolving line of credit up to $10.0 million, of which $3.0 million was outstanding at March 31, 2023, and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan were to mature on January 12, 2026. In January 2022 and August 2022, the Company borrowed $15.0 million and $5.0 million, respectively, against the term loan. On May 16, 2023, the Company entered into an amendment to the EWB Facility (the “2023 Amendment) that effected several changes to the EWB facility. Under the 2023 Amendment, the Company paid down $10.0 million of the term loan upon the closing of the 2023 Amendment. The term loan previously contained an interest-only payment period through January 12, 2024, after which the outstanding balance of the term loan was to have been payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The 2023 Amendment revised the maturity date of the term loan from January 12, 2026 to July 1, 2024 and provides that the Company is no longer required to make monthly installments of principal of the term loan, and instead, is required to make interest-only payments until the maturity date, at which time all principal and all accrued but unpaid interest will be due. The Company may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount once repaid. The 2023 Amendment removed the revolving line of credit from the EWB Facility effective as of the date of the 2023 Amendment. There were no amounts outstanding under the revolving line of credit as of the date of the 2023 Amendment. Under the 2023 Amendment, the $10.0 million remaining term loan balance is due on the new maturity date of July 1, 2024 and the Company will maintain a minimum required cash balance of $8.75 million in deposit accounts with EWB which increases to $10.0 million on August 31, 2023. The minimum required cash balance is included as a separate line item, “restricted cash,” in the Company’s condensed consolidated balance sheet at March 31, 2023.

As a result of increased losses in the later part of 2022, during the last quarter of 2022, the Company implemented a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs. The initiative is intended to reduce selling, general, and administrative expenses to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, the Company executed a headcount reduction to its salesforce and implemented marketing cost cuts in the first quarter of 2023 and in April 2023. The impact of the cost reduction initiatives is expected to result in a reduction of greater than $12.0 million of annual selling, general, and administrative costs.

In May 2023, the Company paid the remaining balance on its revolving line of credit of $3.0 million and, as noted above, in connection with the 2023 Amendment, prepaid $10.0 million of its term loan. After the term loan is paid in full, the Company’s assets are expected to be unencumbered and therefore available to support a new borrowing relationship, which the Company plans to pursue along with the Company’s costs reduction initiatives in 2023, to provide additional working capital. In addition to reductions in sales force and marketing expenses, the Company may seek to raise capital through additional debt or equity financing, which may include sales of securities under its 2022 Shelf or under a new registration statement.

The Company cannot make any assurances that additional financing will be available to it and, if available, the terms may negatively impact the Company’s business and operations. As such, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 2. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. The Company’s unaudited interim condensed consolidated financial statements include the accounts of the Company and the accounts of the Company’s wholly-owned subsidiary, JG Pharma, Inc. All intercompany balances and transactions have been eliminated.

Emerging Growth Company

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies, and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s unaudited interim condensed consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the Company meets the definition of an emerging growth company and elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

Recently Issued Accounting Pronouncements

During the three-month period ended March 31, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures.

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	March 31,	December 31,
($’s in thousands)	2023	2022
Raw materials	$5,829	$6,454
Work-in-process	635	395
Finished goods	7,256	7,739
Inventory at cost	13,720	14,588
Inventory reserves	(442)	(429)
Total Inventories	$13,278	$14,159

NOTE 5. ASSET ACQUISITION

In January 2022, the Company entered into an agreement with VYNE Therapeutics, Inc. (“VYNE”) to acquire two United States Food and Drug Administration (“FDA”) Approved Topical Minocycline Products, Amzeeq® (minocycline) topical foam, 4%, and Zilxi® (minocycline) topical foam, 1.5%, and a Molecule Stabilizing Technology™ proprietary platform from VYNE for an upfront payment of $20.0 million and an additional $5.0 million payment on the one (1)-year anniversary of the closing (the “VYNE Product Acquisition Agreement”). This expanded the Company’s product portfolio to eight marketed branded dermatology products. The Company also acquired certain associated inventory.

The VYNE Product Acquisition Agreement also provides for contingent net sales milestone payments. In the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, will be paid in that year only, per product, totaling up to $450 million. In addition, the Company will pay VYNE 10% of any upfront payment received by the Company from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the VYNE Product Acquisition Agreement.

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

The fair value of the deferred cash payment was accreted to the $5.0 million January 2023 cash payment over a one-year period through interest expense. The Company made the $5 million deferred cash payment in January 2023.

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

NOTE 6. INTANGIBLES

The Company’s finite-lived intangible assets consist of acquired intangible assets. The gross carrying amount and accumulated amortization of intangible assets as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Intangible
($’s in thousands)	(Years)	Value	Amortization	Assets, Net
Amortizable intangible assets:
Ceracade®	3	$300	$(300)	$—
Luxamend®	3	50	(50)	—
Targadox®	3	1,250	(1,250)	—
Ximino®	7	7,134	(3,737)	3,397
Exelderm®	3	1,600	(1,600)	—
Accutane®	5	4,727	(1,970)	2,757
Amzeeq®	9	15,162	(1,995)	13,167
Zilxi®	6	3,760	(895)	2,865
		33,983	(11,797)	22,186
Non-amortizable intangible assets:
Anti-itch product (1)	3	3,942	—	3,942

Total intangible assets		$37,925	$(11,797)	$26,128

	December 31, 2022
	Estimated
	Useful	Gross
	Lives	Carrying	Accumulated	Intangible
($’s in thousands)	(Years)	Value	Amortization	Assets, Net
Amortizable intangible assets:
Ceracade®	3	$300	$(300)	$—
Luxamend®	3	50	(50)	—
Targadox®	3	1,250	(1,250)	—
Ximino®	7	7,134	(3,482)	3,652
Exelderm®	3	1,600	(1,600)	—
Accutane®	5	4,727	(1,733)	2,994
Amzeeq®	9	15,162	(1,597)	13,565
Zilxi®	6	3,760	(716)	3,044
		33,983	(10,728)	23,255
Non-amortizable intangible assets:
Anti-itch product (1)	3	3,942	—	3,942

Total intangible assets		$37,925	$(10,728)	$27,197
(1)	As of March 31, 2023, this asset has not yet been placed in service, therefore no amortization expense was recognized on this asset for the period ended March 31, 2023.

The Company’s amortization expense for the three-month periods ended March 31, 2023 and 2022 was $1.1 million and $1.0 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s unaudited condensed consolidated statements of operations.

Future amortization of the Company’s intangible assets is as follows:

$’s in thousands	Total Amortization
Remainder of 2023	$3,207
December 31, 2024	4,277
December 31, 2025	4,277
December 31, 2026	3,064
December 31, 2027	1,775
Thereafter	5,586
Subtotal	22,186
Asset not yet placed in service	3,942
Total	$26,128

NOTE 7. LICENSES ACQUIRED

DFD-29

In June 2021, the Company entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL retained certain rights to the program in select markets including Brazil, Russia, India and China. Based on the development and commercialization of DFD-29, additional contingent regulatory and commercial milestone payments totaling up to $158.0 million may also become payable. The Company is required to pay royalties ranging from approximately ten percent to fifteen percent on net sales of the DFD-29 product, subject to certain reductions. Additionally, the Company is required to fund and oversee the Phase 3 clinical trials.

Qbrexza

In March 2021, the Company acquired global rights to Qbrexza (glycoprronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. The Company paid an upfront fee of $12.5 million to Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). In addition, the Company is obligated to pay Dermira up to $144 million in the aggregate upon the achievement of certain net sales milestones. The royalty structure for the agreement is tiered with royalties for the first two years ranging from approximately 40% to 30%. Thereafter for a period of eight years, royalties are approximately 12.0% to 19.0%. Royalty amounts are subject to a 50% diminution in the event of loss of exclusivity due to the introduction of an authorized generic.

Accutane

In July 2020, the Company entered into an exclusive license and supply agreement for Accutane (the “Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, the Company agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million. To date, we have paid $3.0 million of the additional milestone payments. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. The Company is required to pay royalties in an amount equal to a the low-double digit percentage of net sales, subject to certain reductions. The term of the Accutane Agreement is ten years and renewable upon mutual agreement. Each party may terminate the Accutane Agreement for an uncured material breach by the other party or for certain bankruptcy or insolvency related events. The Company may also terminate without cause upon 180 days written notice to DRL.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2023
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$17,349	$—	$—	$17,349
Restricted cash	8,750			8,750
Total	$26,099	$—	$—	$26,099

	December 31, 2022
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$32,003	$—	$—	$32,003
Total	$32,003	$—	$—	$32,003

The Company did not carry any level 2 or level 3 assets or liabilities at March 31, 2023 or December 31, 2022. No transfers occurred between level 1, level 2, and level 3 instruments during the three-month periods ended March 31, 2023 and 2022.

NOTE 9. RELATED PARTY AGREEMENTS

Shared Services Agreement with Fortress

On November 12, 2021, the Company and Fortress entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees (the “Shared Services Agreement”). Fortress’ Executive Chairman and Chief Executive Officer is the Executive Chairman of the Company. Under the terms of the Shared Services Agreement, the Company will reimburse Fortress for the salary and benefit costs associated with these employees based upon actual hours worked on Journey-related projects following the completion of the Company’s initial public offering, which occurred in November 2021. In addition, the Company reimburses Fortress for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of the Company. For the three-month periods ended March 31, 2023 and 2022, Fortress employees have provided services to the Company, and the Company recorded related expenses of approximately $15,000 and $0.1 million, respectively. At March 31, 2023 and December 31, 2022, the Company’s outstanding balance under the Shared Services Agreement was $0.4 million and $0.4 million, respectively, recorded as due to related party on the condensed consolidated balance sheets.

Fortress Income Tax

At March 31, 2023, 57.12% of all classes of the Company’s outstanding Common Stock was owned by Fortress. Prior to our initial public offering of securities in 2021, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states”. These jurisdictions generally require corporations engaged in unitary business and meet the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 17 below for a discussion of income taxes.

NOTE 10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
($’s in thousands)	2023	2022
Accrued expenses:
Accrued coupons and rebates	$8,160	$7,604
Return reserve	3,371	3,689
Accrued compensation	2,598	2,586
Accrued royalties payable	1,607	2,627
Accrued severance	266	—
Accrued legal, accounting and tax	249	334
Accrued research and development	177	1,404
Accrued Inventory	112	112
Accrued iPledge program	157	447
Other	678	585
Total accrued expenses	$17,375	$19,388

NOTE 11. INSTALLMENT PAYMENTS — LICENSES

The following tables show the details of the Company’s installment payments – licenses for the periods presented:

	March 31, 2023
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$2,500	$1,500	$4,000
Less: imputed interest	(212)	(50)	(262)
Sub-total installment payments - licenses	$2,288	$1,450	$3,738

	December 31, 2022
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$2,500	$1,500	$4,000
Less: imputed interest	(256)	(88)	(344)
Sub-total installment payments - licenses	$2,244	$1,412	$3,656

NOTE 12. OPERATING LEASE OBLIGATIONS

The Company leases 3,681 square feet of office space in Scottsdale, Arizona. In September 2022, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease will expire on January 31, 2025.

The Company recorded rent expense as follows:

	Three Month Period Ended March 31,
($’s in thousands)	2023	2022
Operating lease cost	$24	$26
Variable lease cost	1	1
Total lease cost	$25	$27

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Period Ended March 31,
($’s in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$17	$25
Weighted-average remaining lease term - operating leases	1.8	0.8
Weighted-average discount rate - operating leases	6.25%	4.0%

As of March 31, 2023, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

$’s in thousands
Remainder of 2023	$76
2024	102
2025	9
Total lease payments	187
Less: present value discount	(10)
Total operating lease liabilities	$177

NOTE 13. DEBT AND INTEREST EXPENSE

The Company’s debt obligations at March 31, 2023 and December 31, 2022 were as follows:

March 31, 2023
			Net
	Principal	Unamortized	Carry
($’s in thousands)	Balance	Discount & Fees	Amount
EWB Revolving LOC	$3,000	$—	$3,000
EWB Term Loan (Short-term)	10,000	86	9,914
Total Short-Term Debt	$13,000	$86	$12,914
EWB Term Loan (Long-term)	$10,000	$71	$9,929
Total Debt & Obligations	$23,000	$157	$22,843

December 31, 2022
			Net
	Principal	Unamortized	Carry
($’s in thousands)	Balance	Discount & Fees	Amount
Deferred cash payment	$5,000	$9	$4,991
EWB Revolving LOC	2,948	—	2,948
Total Short-Term Debt	$7,948	$9	$7,939
EWB Term Loan (Long-term)	$20,000	$174	$19,826
Total Debt & Obligations	$27,948	$183	$27,765

East West Bank Line of Credit and Long-Term Debt

The Company is party to the EWB Facility with EWB, under which EWB originally made a $7.5 million revolving line of credit available to the Company. On January 12, 2022, the Company entered into an amendment of the loan and security agreement with EWB that increased the borrowing capacity of the Company’s revolving line of credit to an amount equal to $10.0 million, of which $3.0 million was outstanding at March 31, 2023, and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan were to mature on January 12, 2026. In January 2022 and August 2022, the Company borrowed $15.0 million and $5.0 million, respectively, against the term loan. On May 16, 2023, the Company entered into the 2023 Amendment that effected several changes to the EWB facility. Under the 2023 Amendment, the Company paid down $10.0 million of the term loan upon the closing of the 2023 Amendment. The term loan previously contained an interest-only payment period through January 12, 2024, after which the outstanding balance of the term loan was to have been payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The 2023 Amendment revised the maturity date of the term loan from January 12, 2026 to July 1, 2024 and provides that the Company is no longer required to make monthly installments of principal of the term loan, and instead, is required to make interest-only payments until the maturity date, at which time all principal and all accrued but unpaid interest will be due. The Company may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount once repaid. The 2023 Amendment removed the revolving line of credit from the EWB Facility effective as of the date of the 2023 Amendment. There were no amounts outstanding under the revolving line of credit as of the date of the 2023 Amendment. Under the 2023 Amendment, the $10.0 million remaining term loan balance is due on the new maturity date of July 1, 2024 and the Company will maintain a minimum required cash balance of $8.75 million in deposit accounts with EWB, which increases to $10.0 million on August 31, 2023.

Interest expense and financing fees

Interest expense for the three-month periods ended March 31, 2023 and 2022 consisted of the following:

	Three-months ended March 31,
($’s in thousands)	2023	2022
Interest payments on EWB term loan and LOC	$535	$161
Amortization/Accretion	33	80
Imputed interest on acquired intangible assets	82	148
Total Interest Expense and Financing Fees	$650	$389

NOTE 14. COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has undertaken to make contingent milestone payments to the licensors of its portfolio of drug products and candidates. In addition, the Company is required to royalties to such licensors based on a percentage of net sales of each drug candidate following regulatory marketing approval. For additional information on future milestone payments and royalties, see Note 7.

NOTE 15. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant up to 4,642,857 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2022 Annual Meeting of Stockholders, held on June 21, 2022, the Company’s stockholders approved, among other matters, an amendment to the Plan to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 7,642,857. As of March 31, 2023, 1,550,337 shares were available for issuance under the Plan.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three -month periods ended March 31, 2023 and 2022:

	Three-Month Period Ended March 31,
($’s in thousands)	2023	2022
Research and development	$33	$—
Selling, general and administrative	613	773
Total non-cash compensation expense related to share-based compensation included in operating expense	$646	$773

Stock Options

The following table summarizes the Company’s stock option activities:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2022	2,960,000	$1.76	$2,217,815	5.65
Granted	10,000	2.54	—
Exercised	—	—	—	—
Forfeited	(153,300)	3.45	—	—
Expired	—	—	—	—
Outstanding options at March 31, 2023	2,816,700	$1.67	$1,550,015	5.17
Options vested and exercisable at March 31, 2023	1,986,700	$0.87	$1,550,015	3.46

For the three-month periods ended March 31, 2023 and 2022, $162,865 and $6,838, respectively, of stock option compensation expense was charged against operations. The Company did not issue any shares of Common Stock upon the exercise of stock options for the three-month periods ended March 31, 2023 and 2022. As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to all unvested options of $1.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s Common Stock.

Restricted Stock Units

For the three-month periods ended March 31, 2023 and 2022, the Company granted 10,000 and 675,000 shares, respectively, of RSUs, at a weighted-average grant date fair value of $1.79 and $5.06 per share, respectively, amounting to $17,900 and $3.4 million in total aggregate fair value, respectively. For three-month periods ended March 31, 2023 and 2022, approximately $0.5 million and $0.8 million, respectively, of stock compensation expense related to RSUs was charged against operations. At March 31 2023, 1,931,969 RSUs remained unvested and there was approximately $3.3 million of unrecognized compensation cost related to restricted stock which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

The total fair value of restricted stock and RSUs that vested over the three-month periods ended March 31, 2023, was $151,956 and $6,740, respectively.

The following table summarizes the activity related to the Company’s RSUs for the three-month period ended March 31, 2023:

		Weighted
		average
	Number of	grant date
	units	Fair value
Unvested balance at December 31, 2022	2,261,048	$4.05
Granted	10,000	1.79
Vested	(68,662)	4.16
Forfeited	(270,417)	4.19
Unvested balance at March 31, 2023	1,931,969	$4.02

NOTE 16. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company’s net product revenues are summarized as follows:

	Three-Month Period Ended March 31,
($ in thousands)	2023	2022
Qbrexza®	$4,094	$7,376
Accutane®	4,648	4,907
Amzeeq®	1,193	3,466
Targadox®	793	2,634
Ximino®	612	967
Exelderm®	511	704
Zilxi®	314	741
Other branded revenue	—	1
Total product revenues	$12,165	$20,796

The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Significant Customers

For the three-month periods ended March 31, 2023 and 2022, there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At March 31, 2023, one of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 13.7%. At December 31, 2022, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 16.7% and 10.4%.

Other Revenue

	Three-Month Period Ended March 31,
($ in thousands)	2023	2022
Other revenue	$48	$2,500
Total other revenue	$48	$2,500

Other revenue for the three-month period ended March 31, 2023 reflects year-to-date royalties of $48,000 on sales of Rapifort® Wipes 2.5%. in Japan, from Maruho Co., LTD. (“Maruho”), our exclusive out-licensing partner in Japan. Other revenue for the three-month period ended March 31, 2022 reflects a net $2.5 million milestone payment from Maruho. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®), for the treatment of primary axillary hyperhidrosis, triggering the net payment.

NOTE 17. INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of March 31, 2023.

As of March 31, 2023, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 18. NET LOSS PER COMMON SHARE

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

The Company’s basic and diluted weighted-average number of common shares outstanding for the three-month periods ended March 31, 2023 and 2022 were as follows:

	Three-Month Period Ended
	March 31,
	2023	2022
Basic and diluted	17,807,194	17,318,344
Potentially dilutive securities:
Unvested restricted stock units	1,931,969	1,259,641
Stock options	1,130,557	1,764,011
Total potentially dilutive securities	3,062,526	3,023,652

The Company’s potentially dilutive securities, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three-month periods ended March 31, 2023, and 2022, as the effect would be to reduce the loss per share. Therefore, the weighted average Common Stock outstanding used to calculate both basic and diluted income loss per share is the same for the three-month periods ended March 31, 2023 and 2022.

NOTE 19. SUBSEQUENT EVENT

Debt Financing Agreement

On May 16, 2023, the Company entered into the 2023 Amendment that effected several changes to the EWB facility. Pursuant to the 2023 Amendment, the Company agreed paid down $10.0 million of the $20.0 million outstanding term loan upon the closing of the 2023 Amendment. The 2023 Amendment revised the maturity date of the term loan from January 12, 2026 to July 1, 2024 and provides that the Company is no longer required to make monthly installments of principal of the term loan, and instead, is required to make monthly interest-only payments until the maturity date, at which time all principal and all accrued but unpaid interest will be due. The Company may prepay all or any part of the term loan without penalty or premium, but may not re-borrow any amount once repaid. The 2023 Amendment removed the revolving line of credit from the EWB Facility effective as of the date of the 2023 Amendment. The remaining term loan continues to bear interest at a floating rate equal to 1.73% above the prime rate and is payable monthly. Under the 2023 Amendment, the $10.0 million remaining term loan balance is due on the new maturity date of July 1, 2024 and the Company will maintain a minimum required cash balance of $8.75 million in deposit accounts with EWB which increases to $10 million on August 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

●	the fact that our products and product candidates are subject to time and cost intensive regulation and clinical testing and as a result, may never be successfully developed or commercialized;
●	a substantial portion of our sales derive from products that may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income;
●	we operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations;
●	our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results;
●	competition could limit our products’ commercial opportunity and profitability, including competition from manufacturers of generic versions of our products;
●	the risk that our products do not achieve broad market acceptance, including by government and third-party payors;
●	our reliance third parties for several aspects of our operations;
●	our dependence on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful;
●	the dependence of the success of our business, including our ability to finance our company and generate additional revenue, on the successful development and regulatory approval of the DFD-29 product candidate and any future product candidates that we may develop, in-license or acquire;
●	clinical drug development is very expensive, time consuming, and uncertain and our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates;
●	our competitors could develop and commercialize products similar or identical to ours;
●	risks related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity;
●	the substantial doubt expressed about our ability to continue as a going concern;
●	the effects of major public health issues, epidemics or pandemics on our product revenues and any future clinical trials;

●	our potential need to raise additional capital;
●	Fortress controls a voting majority of our common stock, which could be detrimental to our other shareholders;
●	and the risks described in under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”).

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

Overview

We are a commercial-stage pharmaceutical company founded in October 2014 that primarily focuses on the selling and marketing of FDA-approved prescription pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes eight branded and three authorized generic prescription drugs for dermatological conditions that are actively marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life and physicians and other licensed medical professionals to provide better care for their patients. We aim to acquire rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through our field sales force.

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

For a discussion of our critical accounting estimates, see the section of the 2022 Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There were no material changes in our critical accounting estimates or accounting policies from December 31, 2022.

Accounting Pronouncements

During the three-month period ended March 31, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended March 31, 2023 and 2022:

Comparison of the Three-Month Periods Ended March 31, 2023 and 2022

	Three-Month Period Ended March 31,		Change
($ in thousands, except per share data)	2023	2022	$	%
Revenue:
Product revenue, net	$12,165	$20,796	$(8,631)	-42%
Other revenue	48	2,500	(2,452)	-98%
Total revenue	12,213	23,296	(11,083)	-48%

Operating expenses
Cost of goods sold - product revenue	6,449	8,203	(1,754)	-21%
Research and development	2,033	1,266	767	61%
Selling, general and administrative	13,292	14,715	(1,423)	-10%
Total operating expenses	21,774	24,184	(2,410)	-10%
Loss from operations	(9,561)	(888)	(8,673)	977%

Other expense (income)
Interest income	(122)	(3)	(119)	3967%
Interest expense	650	389	261	67%
Foreign exchange transaction losses	47	—	47	100%
Total other expense (income)	575	386	189	49%
Loss before income taxes	(10,136)	(1,274)	(8,862)	696%

Income tax expense	—	104	(104)	-100%
Net Loss	$(10,136)	$(1,378)	(8,758)	636%

Revenues

The following table reflects our net product revenue for the three-month periods ended March 31, 2023 and 2022:

	Three-Month Periods Ended
	March 31,		Change
($ in thousands)	2023	2022	$	%
Qbrexza®	$4,094	$7,376	$(3,282)	-44%
Accutane®	4,648	4,907	(259)	-5%
Targadox®	793	2,634	(1,841)	-70%
Amzeeq®	1,193	3,466	(2,273)	-66%
Ximino®	612	967	(355)	-37%
Zilxi®	314	741	(427)	-58%
Exelderm®	511	704	(193)	-27%
Other branded revenue	—	1	(1)	-100%
Total net product revenue	$12,165	$20,796	$(8,631)	-42%

Total net product revenues decreased by $8.6 million, or 42%, to $12.2 million for the three-month period ended March 31, 2023, from $20.8 million for the three-month period ended March 31, 2022. Despite higher unit sales volumes and gross sales from period-to-period for Accutane, Amzeeq, Zilxi and Exelderm, our total net product revenues for the three-month period ended March 31, 2023 were negatively impacted by higher gross-to-net allowances and lower unit sales volumes for Qbrexza, Targadox and Ximino. Unit volume increases for Accutane, Amzeeq, Zilxi and Exelderm from period-to-period contributed to an increase of $1.9 million in net product revenues as compared to the prior year quarter, however this increase was offset in full by higher coupon rebates of approximately $2.0 million as a result of higher deductible rate resets, which occur at the beginning of each year, higher discounts for Accutane of approximately $1.3 million related to discounts programs designed to increase unit volume and ultimately revenue growth, and higher managed care rebates of $1.8 million due to higher managed care program costs. Unit volume decreases from period-to-period for Targadox and Ximino contributed to decreases in net product revenue of approximately $1.2 million and $0.6 million, respectively. In addition, Targadox returns increased from the prior year quarter leading to higher-than-prior period product returns of approximately $0.1 million. Targadox continues to be negatively affected by the impact of generic competition that began in December of 2021. Ximino volumes for the prior year quarter reflect sales volumes prior to our shortage of product due to manufacturing supply chain complications in the second quarter of 2022. While these complications have been resolved, unit sales levels have not returned fully to prior period levels. In addition, lower-than-expected demand after the shortage also led to an increase of Ximino returns of approximately $0.3 million from the prior year quarter. Qbrexza unit sales volume decreased from the prior year quarter resulting in a net product revenue decrease of approximately $0.9 million from period-to-period. This decrease was partially offset by approximately $0.4 million as a result of a price increase for Qbrexza in April of 2022. Qbrexza coupon rebates increased by $0.7 million from the prior year quarter as a result of higher deductible rate resets, which occur at the beginning of each year, higher managed care rebates of $0.7 million due to higher managed care program costs, higher product returns of $1.0 million from higher-than-anticipated returns from the Dermira product lots purchased in 2021, and higher government rebates from increases in state rebate programs. These decreases for Qbrexza were offset by $0.3 million of lower discounts from period-to-period.

Other revenue

	Three-Month Period Ended March 31,
($ in thousands)	2023	2022
Other revenue	48	2,500
Total other revenue	48	2,500

Other revenue decreased by $2.5 million for the three-month period ended March 31, 2023. The three-month period ended March 31, 2023 reflects year-to-date royalties of $48,000 on sales of Rapifort® Wipes 2.5%. in Japan, from Maruho Co., LTD. (“Maruho”), our exclusive out-licensing partner in Japan. Other revenue for the three-month period ended March 31, 2022 reflects a net $2.5 million milestone payment to us from Maruho. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®) for the treatment of primary axillary hyperhidrosis, triggering the net payment.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month period ended March 31, 2023, were as follows:

	Chargebacks					Managed
	and other	Distributor	Prompt Pay			Care	Gov’t
($’s in thousands)	allowances	Service Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2022	$253	$929	$207	$3,689	$1,696	$3,594	$1,010	$11,378
Current provision related to sales in the current period	623	1,386	255	2,091	27,930	5,572	1,663	39,520
Checks/credits issued to third parties	(654)	(1,562)	(287)	(2,409)	(27,409)	(5,475)	(1,505)	(39,301)
Balance as of March 31, 2023	$222	$753	$175	$3,371	$2,217	$3,691	$1,168	$11,597

	Chargebacks					Managed
	and other	Distributor	Prompt Pay			Care	Gov’t
($’s in thousands)	allowances	Service Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2021	$622	$791	$197	$3,240	$4,992	$3,492	$690	$14,024
Current provision related to sales in the current period	537	1,396	252	1,120	35,617	3,691	1,004	43,617
Checks/credits issued to third parties	(816)	(1,369)	(224)	(1,209)	(33,949)	(4,548)	(668)	(42,783)
Balance as of March 31, 2022	$343	$818	$225	$3,151	$6,660	$2,635	$1,026	$14,858

Our provision for gross-to-net allowances was $11.6 million at March 31, 2023, compared to $11.4 million at December 31, 2022. The increase is mainly due to increases in the coupon, managed care rebates and Government rebates reserves resulting from increased costs and rebate experience related to the rebate programs that we participate in.

Cost of Goods Sold

Cost of goods sold decreased by $1.8 million to $6.4 million for the three-month period ended March 31, 2023, from $8.2 million for the three-month period ended March 31, 2022. The decrease is primarily due to a decrease in royalties of $2.0 million, primarily related to Qbrexza and Targadox royalties, due to decreased net sales. In addition, our Qbrexza royalty percentage contractually decreased by 10% in May 2022. This was offset by an increase in prescription drug user fee costs of $0.2 million from period-to-period. The Qbrexza royalty will be further contractually reduced by an additional 12.5% in May of 2023.

Research and Development

Research and Development expenses increased to $2.0 million for the three-month period ended March 31, 2023 from $1.3 million for the three-month period ended March 31, 2022. The increase is related to clinical trial expenses to develop our DFD-29 product candidate.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1.4 million, or 10%, to $13.3 million for the three-month period ended March 31, 2023, from $14.7 million for the three-month period ended March 31, 2022. The decrease is mainly due to a decrease in legal costs associated with our patent litigation settlements in 2022 and expense reduction efforts primarily in sales and marketing. These expense reduction efforts are part of an overall cost reduction initiative we initiated that is designed to improve operational efficiencies, optimize expenses and reduce overall costs. Specifically, the initiative is intended to reduce selling, general, and administrative expenses to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, we executed a headcount reduction to our salesforce and implemented marketing cost cuts in the first quarter of 2023. We incurred one-time costs of approximately $0.5 million of termination benefits to the impacted employees, including severance payments and benefits.

Interest Expense

Interest expense increased by $0.3 million to $0.7 million for the three-month period ended March 31, 2023, from $0.4 million for the three-month period ended March 31, 2022. The increase is primarily attributable to cash interest paid under the EWB Facility term loan as a result of interest rate increases during 2022 and 2023.

Liquidity and Capital Resources

At March 31, 2023, we had $26.1 million in cash and cash equivalents and restricted cash as compared to $32.0 million of cash and cash equivalents at December 31, 2022. At March 31, 2023, we reclassified $8.8 million of cash from cash and cash equivalents to restricted cash on our condensed consolidated balances to reflect the minimum cash requirement pursuant to an amendment to our Loan and Security Agreement with East West Bank.

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance, and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). At March 31, 2023, $150.0 million remains available under the 2022 Shelf. In connection with the 2022 shelf, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), relating to shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell up to 4,900,000 shares of our common stock, par value $0.0001 per share, from time to time through or to B. Riley acting as our agent or principal.

We are party to a Loan and Security Agreement, dated March 31, 2021 (as amended, the “EWB Facility”), with East West Bank (“EWB”), under which EWB originally made a $7.5 million revolving line of credit available to us. On January 12, 2022, we entered into an amendment of the loan and security agreement with EWB that increased the borrowing capacity of our revolving line of credit to  $10.0 million, of which $3.0 million was outstanding at March 31, 2023, and added a term loan not to exceed $20.0 million. Both the revolving line of credit and the term loan were to mature on January 12, 2026. In January 2022 and August 2022, we borrowed $15.0 million and $5.0 million, respectively, against the term loan. On May 16, 2023, we entered into an amendment to the EWB Facility (the “2023 Amendment”) that effected several changes to the EWB Facility. Under the 2023 Amendment, we paid down $10.0 million of the term loan upon the closing of the 2023 Amendment. The term loan previously contained an interest-only payment period through January 12, 2024, after which the outstanding balance of the term loan was to have been payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The 2023 Amendment revised the maturity date of the term loan from January 12, 2026 to July 1, 2024 and provides that we are no longer required to make monthly installments of principal of the term loan, and instead, we are required to make interest-only payments until the maturity date, at which time all principal and all accrued but unpaid interest will be due. We may prepay all or any part of the term loan without penalty or premium, but we may not re-borrow any amount, once repaid. The 2023 Amendment removed the revolving line of credit from the EWB Facility as of the effective date of the 2023 Amendment. There were no amounts outstanding under the revolving line of credit as of the date of the 2023 Amendment. Under the 2023 Amendment, the $10.0 million remaining term loan balance is due July 1, 2024 and we will maintain a minimum required cash balance of $8.75 million in deposit accounts with EWB, which are subject to assignment to EWB, which increases to $10.0 million on August 31, 2023.

As a result of increased losses in the later part of 2022, during the last quarter of 2022, we implemented a cost reduction initiative designed to improve operational efficiency, enhance expense optimization, and reduce costs overall. The initiative is intended to reduce selling, general, and administrative expenses to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, we executed a headcount reduction to our salesforce and implemented marketing cost cuts in the first quarter of 2023 and in April 2023. The impact of the cost reduction initiatives is expected to result in a reduction of greater than $12.0 million of annual selling, general, and administrative costs.

In May 2023, we paid the remaining balance on our revolving line of credit in the amount of $3.0 million and, as noted above, in connection with the 2023 Amendment, prepaid $10.0 million of our term loan. The $10.0 million remaining balance on the term loan is due July 1, 2024 and provides $1.25 million of working capital through August 31, 2023. After the term loan is paid in full, we expect that our assets will be unencumbered and available to support a new borrowing relationship, which we plan to pursue along with our costs reduction initiatives in 2023 to provide additional working capital. In addition to reductions in sales force and marketing expenses, we may also seek to raise capital through additional debt or equity financing, which may include sales of securities under our 2022 Shelf, including under the Sales Agreement with B. Riley, or under a new registration statement.

We cannot make any assurances that additional financing will be available to us and, if available, the terms may negatively impact our business and operations. As such, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows for the Three-Month Periods Ended March 31, 2023 and 2022

	Three-Month Period Ended March 31,		Increase
($’s in thousands)	2023	2022	(Decrease)
Net cash (used in) provided by operating activities	$(956)	$884	$(1,840)
Net cash used in investing activities	(5,000)	(20,000)	15,000
Net cash provided by financing activities	52	11,366	(11,314)
Net change in cash and cash equivalents	(5,904)	(7,750)	1,846

Operating Activities

Net cash flows from operating activities changed by $1.8 million from $0.9 million in cash flows provided by operating activities for the three-month period ended March 31, 2022, to $1.0 million in cash flows used in operating activities for the three-month period ended March 31, 2023. The increase in cash used in operating activities was driven primarily by our net loss for the period and vendor, supplier, and other payments in the ordinary course of business.

Investing Activities

Net cash used in investing activities decreased by $15.0 million from period-to-period. The three-month period ended March 31, 2023 reflects the $5 million deferred cash payment paid in January 2023 related to the VYNE Product Acquisition. The three-month period ended March 31, 2022 reflects the upfront $20.0 million payment for the VYNE Product Acquisition.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three-month period ended March 31, 2023, compared to $11.4 million for the three-month period ended March 31, 2022. Net cash provided by financing activities for the three-month period ended March 31, 2023 reflects net proceeds of $0.1 million from the EWB revolving line of credit. Net cash provided by financing activities for the three-month period ended March 31, 2022 reflects net proceeds of $14.8 million from the EWB term loan offset by $2.0 million in payments of the installment notes related to our previously acquired products and $0.8 million for repayment our EWB revolving line of credit. Net cash provided by financing activities for the three-month period ended March 31, 2022 also reflects approximately $0.6 million in payments for debt issue and offering costs associated with our previously outstanding convertible preferred stock and our initial public offering of securities, which closed in November 2021.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant to date include the following:

●	We are required to make payments under the EWB Facility, which was amended in May 2023. Based on the amount currently outstanding under the EWB facility and current interest rates, assuming we do not make any pre-payments under the EWB Facility, we expect to make the following payments:

	Payments by Period
		Remainder
	Total	of 2023	2024

	($’s in thousands)
Interest	$1,390	$883	$507
Principal	23,000	13,000	10,000
Total	$24,390	$13,883	$10,507

Should we elect to make further borrowings under the EWB facility, we would expect to repay additional amounts in each year until maturity.

●	Pursuant to our January 2022 agreement with VYNE Therapeutics, Inc. under which acquired Amzeeq® and Zilxi® (the “VYNE Product Acquisition Agreement”), upon the achievement of net sales milestone payments with respect to the products purchased in the VYNE Product Acquisition Agreement, we are also required to pay contingent consideration consisting of a one-time payment, per product, of $10 million, $20 million, $30 million, $40 million and $50 million upon each product reaching annual sales of $100 million, $200 million, $300 million, $400 million and $500 million, respectively. Each required payment must only be paid one time following the first achievement of the applicable annual sales milestone amount.
●	On June 29, 2021, we entered into a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”). Based on the development and commercialization of DFD-29, additional contingent regulatory and commercial milestone payments totaling up to $158.0 million may also become payable. Royalties ranging from ten percent to twenty percent are payable on net sales of the product. Additionally, the Company is required to fund and oversee the Phase 3 clinical trials, of which approximately $8.0 million remains, based upon the current development plan and budget.
●	We are contractually obligated to make installment milestone payments on our acquired licenses as follow:

	Payments by Period
Product	Total	2023	2024

	($’s in thousands)
Ximino	$3,000	$1,500	$1,500
Accutane	1,000	1,000	—
Total	$4,000	$2,500	$1,500

●	We are contractually obligated to make sales-based royalty payments to Dermira (for Qbrexza), Sun Pharmaceutical Industries (for Exelderm and Ximino) and PuraCap Caribe (for Targadox). Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We have disclosed below, as well as under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), supplemented by the disclosure below, a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider these Risk Factors and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

There is substantial doubt regarding our ability to continue as a going concern. We may need to raise additional funding (which may not be available on acceptable terms to the Company, or at all) and/or to delay, limit or terminate certain of our product development and commercialization efforts or other operations.

Based on our current business plan and the current amount of cash and cash equivalents available to us, we have concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2023. In May 2023, we paid the remaining balance on our revolving line of credit in the amount of $3.0 million and, in connection with an amendment to our credit facility with East West Bank, prepaid $10.0 million of our term loan under that facility. The $10.0 million remaining balance on the term loan is due July 1, 2024 and provides $1.25 million of working capital through August 31, 2023. After the term loan is paid in full, we expect that our assets will be unencumbered and available to support a new borrowing relationship, which we plan to pursue along with the our costs reduction initiatives in 2023 to provide additional working capital. In addition to reductions in sales force and marketing expenses, we may also seek to raise capital through additional debt or equity financing, which may include sales of securities under our existing shelf registration statement on Form S-3, including under the Sales Agreement with B. Riley, or under a new registration statement.

Our efforts to raise additional funding may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness, if incurred, would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be required to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If funding for our operations is not available or not available on terms acceptable to us, our strategic plans may be limited. In addition, in order to address our current funding constraints, we may be required to further revise our business plan and strategy, which may result in us (i) significantly curtailing, delaying or discontinuing our DFD-29 research or development programs or the commercialization of any other products, (ii) selling certain of our assets and/or (iii) being unable to expand our operations or otherwise capitalize on our business opportunities. Such actions measures may become necessary whether or not we are able to raise additional capital. As a result, our business, financial condition, and results of operations could be materially affected.

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
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 22, 2023.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 22, 2023.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 22, 2023.***
32.2	Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 22, 2023.***
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**   Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: May 22, 2023	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Joseph Benesch
Joseph Benesch
Interim Chief Financial Officer
(Principal Financial Officer)