Form 10-Q
period 2023-06-30
Journey Medical Corp
filed 2023-08-10
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 10, 2023
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	12,475,115

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$8,230	$32,003
Accounts receivable, net of reserves	16,737	28,208
Inventory	12,166	14,159
Prepaid expenses and other current assets	1,796	3,309
Restricted cash	8,750	—
Total current assets	47,679	77,679

Intangible assets, net	21,916	27,197
Operating lease right-of-use asset, net	146	189
Other assets	6	95
Total assets	$69,747	$105,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,773	$36,570
Due to related party	603	413
Accrued expenses	23,329	19,388
Accrued interest	83	160
Income taxes payable	35	35
Line of credit	—	2,948
Term loan, short-term (net of discount of $58)	9,942	—
Deferred cash payment (net of discount of $9)	—	4,991
Installment payments – licenses, short-term	2,333	2,244
Operating lease liability, short-term	95	83
Total current liabilities	68,193	66,832

Term loan, long-term (net of discount of $174)	—	19,826
Installment payments – licenses, long-term	1,490	1,412
Operating lease liability, long-term	59	108
Total liabilities	69,742	88,178

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 12,133,890 and 11,765,700 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	87,004	85,482
Accumulated deficit	(87,001)	(68,502)
Total stockholders’ equity	5	16,982
Total liabilities and stockholders’ equity	$69,747	$105,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$16,961	$18,235	$29,126	$39,031
Other revenue	211	56	259	2,556
Total revenue	17,172	18,291	29,385	41,587

Operating expenses
Cost of goods sold – product revenue	7,767	7,633	14,216	15,836
Research and development	1,774	2,609	3,807	3,875
Selling, general and administrative	12,141	15,191	25,433	29,906
Loss on impairment of intangible assets	3,143	—	3,143	—
Total operating expenses	24,825	25,433	46,599	49,617
Loss from operations	(7,653)	(7,142)	(17,214)	(8,030)

Other expense (income)
Interest income	(79)	(4)	(201)	(7)
Interest expense	756	454	1,406	843
Foreign exchange transaction losses	33	—	80	—
Total other expense (income)	710	450	1,285	836
Loss before income taxes	(8,363)	(7,592)	(18,499)	(8,866)

Income tax (benefit) expense	—	(64)	—	40
Net Loss	$(8,363)	$(7,528)	$(18,499)	$(8,906)

Net loss per common share:
Basic and diluted	$(0.46)	$(0.43)	$(1.03)	$(0.51)
Weighted average number of common shares:
Basic and diluted	18,005,055	17,455,894	17,906,671	17,386,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except for share and per share amounts)

Six-Month Period Ended June 30, 2023

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	11,765,700	$1	6,000,000	$1	$85,482	$(68,502)	$16,982
Share-based compensation	—	—	—	—	1,519	—	1,519
Exercise of options for cash	5,000	—	—	—	3	—	3
Issuance of common stock for vested restricted stock units	363,190	—	—	—	—	—	—
Net loss	—	—	—	—	—	(18,499)	(18,499)
Balance as of June 30, 2023	12,133,890	$1	6,000,000	$1	$87,004	$(87,001)	$5

Three-Month Period Ended June 30, 2023

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2023	11,834,362	$1	6,000,000	$1	$86,128	$(78,638)	$7,492
Share-based compensation	—	—	—	—	873	—	873
Exercise of options for cash	5,000	—	—	—	3	—	3
Issuance of common stock for vested restricted stock units	294,528	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,363)	(8,363)
Balance as of June 30, 2023	12,133,890	$1	6,000,000	$1	$87,004	$(87,001)	$5

Six-Month Period Ended June 30, 2022

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	11,316,344	$1	6,000,000	$1	$80,915	$(38,874)	$42,043
Share-based compensation	—	—	—	—	1,547	—	1,547
Exercise of stock options for cash	133,149	—	—	—	111	—	111
Issuance of common stock for vested restricted stock units	107,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,906)	(8,906)
Balance as of June 30, 2022	11,556,493	$1	6,000,000	$1	$82,573	$(47,780)	$34,795

Three-Month Period Ended June 30, 2022

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2022	11,318,344	$1	6,000,000	$1	$81,688	$(40,252)	$41,438
Share-based compensation	—	—	—	—	774	—	774
Exercise of stock options for cash	133,149	—	—	—	111	—	111
Issuance of common stock for vested restricted stock units	105,000	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,528)	(7,528)
Balance as of June 30, 2022	11,556,493	$1	6,000,000	$1	$82,573	$(47,780)	$34,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands except for share and per share amounts)

	Six-Month Periods Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(18,499)	$(8,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	574	(45)
Non-cash interest expense	176	418
Amortization of debt discount	296	30
Amortization of acquired intangible assets	2,138	2,034
Amortization of operating lease right-of-use assets	43	44
Share-based compensation	1,519	1,547
Loss on impairment of intangible assets	3,143	—
Changes in operating assets and liabilities:
Accounts receivable	10,897	(5,514)
Inventory	1,993	(150)
Prepaid expenses and other current assets	1,513	1,403
Other assets	—	40
Accounts payable	(4,797)	10,523
Due to related party	190	(284)
Accrued expenses	3,941	(3,588)
Accrued interest	(77)	77
Income tax payable	—	4
Lease liabilities	(37)	(49)
Net cash provided by (used in) operating activities	3,013	(2,416)

Cash flows from investing activities
Acquired intangible assets	(5,000)	(20,000)
Net cash used in investing activities	(5,000)	(20,000)

Cash flows from financing activities
Proceeds from exercise of stock options	3	111
Payment of license installment note payable	—	(2,000)
Payment of debt issuance costs associated with convertible preferred shares	—	(214)
Proceeds from line of credit	28,000	—
Repayments of line of credit	(30,948)	(812)
Proceeds from EWB term-loan, net of discount	—	14,763
Repayment of EWB term-loan	(10,000)	—
Payment of issuance costs associated with EWB term-loan modification	(91)	—
Offering costs for the issuance of common stock - initial public offering	—	(371)
Net cash (used in) provided by financing activities	(13,036)	11,477

Net change in cash and restricted cash	(15,023)	(10,939)
Cash and restricted cash at the beginning of the period	32,003	49,081
Cash and restricted cash at the end of the period	$16,980	$38,142

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,011	$377
Cash paid for income taxes	$85	$—

Supplemental disclosure of non-cash financing and investing activities:
Deferred payment for asset acquisition	$—	$4,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Journey Medical Corporation (“Journey” or the “Company”) was formed on July 18, 2014. The Company is a commercial-stage pharmaceutical company that primarily focuses on the selling and marketing of FDA-approved prescription pharmaceutical products for the treatment of dermatological conditions. The Company’s current product portfolio includes eight branded and three authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. The Company acquires rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through its field sales force.

As of June 30, 2023 and December 31, 2022, the Company was a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At June 30, 2023, the Company had $8.2 million in cash and cash equivalents as compared to $32.0 million of cash and cash equivalents at December 31, 2022. Additionally at June 30, 2023, the Company has $8.75 million of restricted cash.

In July 2023, the Company voluntarily repaid the entire $10.0 million outstanding term loan. The repayment satisfied all of the Company’s outstanding debt obligations under the EWB Facility. The Company therefore has no further obligations to EWB. At June 30, 2023, the Company was party to a Loan and Security Agreement, dated March 31, 2021 (as amended, the “EWB Facility”), with East West Bank (“EWB”). On January 12, 2022, the Company entered into an amendment of the loan and security agreement with EWB that increased the borrowing capacity of the Company’s revolving line of credit up to $10.0 million and added a term loan not to exceed $20.0 million which were to mature on January 12, 2026. In January 2022 and August 2022, the Company borrowed $15.0 million and $5.0 million, respectively, against the term loan. On May 16, 2023, the Company entered into an amendment to the EWB Facility (the “2023 Amendment) that effected several changes to the EWB Facility whereby the Company paid down $10.0 million of the term loan upon the closing of the 2023 Amendment. The term loan previously contained an interest-only payment period through January 12, 2024, after which the outstanding balance of the term loan was to have been payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The 2023 Amendment revised the maturity date of the term loan from January 12, 2026 to July 1, 2024 and provided that the Company was no longer required to make monthly installments of principal of the term loan, and instead, was required to make interest-only payments until the maturity date, at which time all principal and all accrued interest would be due. The Company was permitted to prepay all or any part of the term loan without penalty or premium, but could not re-borrow any amount once repaid. The 2023 Amendment removed the revolving line of credit from the EWB Facility effective as of the date of the 2023 Amendment. In May 2023, the Company paid the remaining balance on its revolving line of credit of $3.0 million. Under the 2023 Amendment, the Company was required to maintain a minimum required cash balance of $8.75 million in deposit accounts with EWB.

On December 30, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance, and sale by the Company of up to an aggregate of $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). At June 30, 2023, $150.0 million remains available under the 2022 Shelf. In connection with the 2022 shelf, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), relating to shares of the Company’s common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time through or to B. Riley acting as the Company’s agent or principal.

As a result of increased losses in the latter part of 2022, during the last quarter of 2022, the Company implemented a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs. The initiative is intended to reduce selling, general, and administrative expenses to better align costs with revenues being generated. In connection with the cost reduction initiative, during the six-month period ended June 30, 2023, the Company executed a headcount reduction to its salesforce and implemented marketing and other cost cuts. As a result of the headcount reduction, the Company recorded a severance obligation of approximately $0.7 million, of which $133,000 remains to be paid at June 30, 2023.

The Company may seek a new borrowing relationship to provide additional working capital, and/or may seek to raise capital through additional debt or equity financing. The Company cannot make any assurances that such additional financing will be available and, if available, the terms may negatively impact the Company’s business and operations. As such, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

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

Recently Issued Accounting Pronouncements

During the three-month period ended June 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures.

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	June 30,	December 31,
($’s in thousands)	2023	2022
Raw materials	$5,261	$6,454
Work-in-process	993	395
Finished goods	6,880	7,739
Inventory at cost	13,134	14,588
Inventory reserves	(968)	(429)
Total inventories	$12,166	$14,159

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

The fair value of the deferred cash payment was accreted to the $5.0 million January 2023 cash payment over a one-year period through interest expense. The Company made the $5.0 million deferred cash payment in January 2023.

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

NOTE 6. INTANGIBLE ASSETS

The Company’s finite-lived intangible assets consist of acquired intangible assets. During the six months ended June 30, 2023, the Company experienced lower net product revenues and gross profit levels for its Ximino products. Based on these results, the Company revised the financial outlook and plans for its Ximino products. The Company assessed the revised forecast for Ximino and determined that this constituted a triggering event and the results of the analysis indicated the carrying amount was not expected to be recovered. The Company recorded an intangible asset impairment charge of $3.1 million during the three months ended June 30, 2023. This non-cash charge was recorded to loss on impairment of intangible assets on the unaudited condensed consolidated statements of operations.

The Company’s intangible assets as of June 30, 2023 and December 31, 2022 are summarized as follows:

	Estimated Useful
($’s in thousands)	Lives (Years)	June 30, 2023	December 31, 2022
Intangible assets - product licenses	3-9	$37,925	$37,925
Accumulated amortization		(12,866)	(10,728)
Accumulated impairment loss		(3,143)	—
Total intangible assets		$21,916	$27,197

The Company’s amortization expense for the three-month periods ended June 30, 2023 and 2022 was $1.1 million and $1.0 million, respectively. The Company’s amortization expense for the six-month periods ended June 30, 2023 and 2022 was $2.1 million and $2.0 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s unaudited condensed consolidated statements of operations.

Future amortization of the Company’s intangible assets is as follows:

$’s in thousands	Total Amortization
Remainder of 2023	$1,627
December 31, 2024	3,258
December 31, 2025	3,258
December 31, 2026	2,470
December 31, 2027	1,775
Thereafter	5,586
Subtotal	17,974
Asset not yet placed in service	3,942
Total	$21,916

NOTE 7. LICENSES ACQUIRED

DFD-29

In June 2021, the Company entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL retained certain rights to the program in select markets including Brazil, Russia, India and China. Based on the development and commercialization of DFD-29, additional contingent regulatory and commercial milestone payments totaling up to $158.0 million may also become payable by the Company. The Company is required to pay royalties ranging from approximately ten percent to fifteen percent on net sales of the DFD-29 product, subject to certain reductions. Additionally, the Company was required to fund and oversee the Phase 3 clinical trials beginning upon the license of DFD-29 in 2021. The Phase 3 clinical trials substantially concluded in July 2023 upon the Company’s receipt of positive topline results from the trials.

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

Accutane

In July 2020, the Company entered into an exclusive license and supply agreement for Accutane (the “Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, the Company agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million. To date, the Company has paid $3.0 million of the additional milestone payments. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. The Company is required to pay royalties in an amount equal to a low-double digit percentage of net sales. The term of the Accutane Agreement is ten years and renewable upon mutual agreement. Each party may terminate the Accutane Agreement for an uncured material breach by the other party or for certain bankruptcy or insolvency related events. The Company may also terminate the Accutane Agreement without cause upon 180 days written notice to DRL.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2023
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$8,230	$—	$—	$8,230
Restricted cash	8,750	—	—	8,750
Total	$16,980	$—	$—	$16,980

	December 31, 2022
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$32,003	$—	$—	$32,003
Total	$32,003	$—	$—	$32,003

The Company did not carry any level 2 or level 3 assets or liabilities at June 30, 2023 or December 31, 2022. No transfers occurred between level 1, level 2, and level 3 instruments during the six-month periods ended June 30, 2023 and 2022.

NOTE 9. RELATED PARTY AGREEMENTS

Shared Services Agreement with Fortress

On November 12, 2021, the Company and Fortress entered into an arrangement to share the cost of certain legal, finance, regulatory, and research and development employees (the “Shared Services Agreement”). Fortress’ Executive Chairman and Chief Executive Officer is the Executive Chairman of the Company. Under the terms of the Shared Services Agreement, the Company will reimburse Fortress for the salary and benefit costs associated with these employees based upon actual hours worked on Journey-related projects following the completion of the Company’s initial public offering, which occurred in November 2021. In addition, the Company reimburses Fortress for various payroll-related costs and selling, general and administrative costs incurred by Fortress for the benefit of the Company. For the three-month periods ended June 30, 2023 and 2022, Fortress employees have provided services to the Company, and the Company recorded related expenses of approximately $21,000 and $12,000, respectively. For the six-month periods ended June 30, 2023 and 2022, Fortress employees have provided services to the Company, and the Company recorded related expenses of approximately $36,000 and $0.1 million, respectively. At June 30, 2023 and December 31, 2022, the Company’s outstanding balance under the Shared Services Agreement was $0.6 million and $0.4 million, respectively, recorded as due to related party on the condensed consolidated balance sheets.

Fortress Income Tax

At June 30, 2023, 55.35% of all classes of the Company’s outstanding Common Stock was owned by Fortress. Prior to our initial public offering of securities in 2021, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states”. These jurisdictions generally require corporations engaged in unitary business and meet the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 17 below for a discussion of income taxes.

NOTE 10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
($’s in thousands)	2023	2022
Accrued expenses:
Accrued coupons and rebates	$12,509	$7,604
Return reserve	4,545	3,689
Accrued compensation	2,064	2,586
Accrued royalties payable	2,199	2,627
Accrued severance	133	-
Accrued legal, accounting and tax	284	334
Accrued research and development	111	1,404
Accrued inventory	112	112
Accrued iPledge program	621	447
Other	751	585
Total accrued expenses	$23,329	$19,388

During the six-month period ended June 30, 2023, the Company executed a headcount reduction to its salesforce and implemented marketing and other cost cuts. As a result of the headcount reduction, the Company recorded a severance obligation of approximately $0.7 million, of which $133,000 remains to be paid at June 30, 2023. The accured severance obligation is included within accrued compensation in the above table.

NOTE 11. INSTALLMENT PAYMENTS — LICENSES

The following tables show the details of the Company’s installment payments – licenses for the periods presented:

	June 30, 2023
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$2,500	$1,500	$4,000
Less: imputed interest	(167)	(10)	(177)
Sub-total installment payments - licenses	$2,333	$1,490	$3,823

	December 31, 2022
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$2,500	$1,500	$4,000
Less: imputed interest	(256)	(88)	(344)
Sub-total installment payments - licenses	$2,244	$1,412	$3,656

NOTE 12. OPERATING LEASE OBLIGATIONS

The Company leases 3,681 square feet of office space in Scottsdale, Arizona. In September 2022, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease will expire on January 31, 2025.

The Company recorded rent expense as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($’s in thousands)	2023	2022	2023	2022
Operating lease cost	$24	$27	$48	$53
Variable lease cost	1	1	2	2
Total lease cost	$25	$28	$50	$55

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($’s in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$25	$25	$42	$50
Weighted-average remaining lease term - operating leases	1.6	0.5	1.6	0.5
Weighted-average discount rate - operating leases	6.25%	4.0%	6.25%	4.0%

As of June 30, 2023, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

$’s in thousands
Remainder of 2023	$50
2024	102
2025	9
Total lease payments	161
Less: present value discount	(7)
Total operating lease liabilities	$154

NOTE 13. DEBT AND INTEREST EXPENSE

The Company’s debt obligations at June 30, 2023 and December 31, 2022 were as follows:

June 30, 2023
			Net
	Principal	Unamortized	Carry
($’s in thousands)	Balance	Discount & Fees	Amount
EWB Term Loan (Short-term)	$10,000	$58	$9,942
Total Debt & Obligations	$10,000	$58	$9,942

December 31, 2022
			Net
	Principal	Unamortized	Carry
($’s in thousands)	Balance	Discount & Fees	Amount
Deferred cash payment	$5,000	$9	$4,991
EWB Revolving LOC	2,948	—	2,948
Total Short-Term Debt	$7,948	$9	$7,939
EWB Term Loan (Long-term)	$20,000	$174	$19,826
Total Debt & Obligations	$27,948	$183	$27,765

East West Bank Line of Credit and Long-Term Debt

In July 2023 the Company voluntarily repaid the entire $10.0 million outstanding term loan principal balance. The repayment satisfied all of the Company’s outstanding debt obligations under the EWB Facility. The Company has no further obligations to EWB.

On May 16, 2023, the Company entered into the 2023 Amendment that effected several changes to the EWB facility. Under the 2023 Amendment, the Company paid down $10.0 million of the term loan upon the closing of the 2023 Amendment. The term loan previously contained an interest-only payment period through January 12, 2024, after which the outstanding balance of the term loan was to have been payable in equal monthly installments of principal, plus all accrued interest, through the term loan maturity date. The 2023 Amendment revised the maturity date of the term loan from January 12, 2026 to July 1, 2024 and provided that the Company was no longer required to make monthly installments of principal of the term loan, and instead, was required to make interest-only payments until the maturity date, at which time all principal and all accrued interest would be due. The Company was permitted to prepay all or any part of the term loan without penalty or premium, but could not re-borrow any amount once repaid. The 2023 Amendment removed the revolving line of credit from the EWB Facility effective as of the date of the 2023 Amendment. Under the 2023 Amendment, the Company was required to maintain a minimum required cash balance of $8.75 million in deposit accounts with EWB.

Interest expense and financing fees

Interest expense consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($’s in thousands)	2023	2022	2023	2022
Interest payments on EWB term loan and LOC	$399	$216	$932	$377
Amortization/Accretion	272	87	297	167
Imputed interest on acquired intangible assets	85	151	177	299
Total Interest Expense and Financing Fees	$756	$454	$1,406	$843

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

NOTE 15. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant up to 4,642,857 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2022 Annual Meeting of Stockholders, held on June 21, 2022, the Company’s stockholders approved, among other matters, an amendment to the Plan to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 7,642,857. As of June 30, 2023, 1,322,932 shares were available for issuance under the Plan.

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the "2023 ESPP"). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. The Company had not initiated any offering periods under the 2023 ESPP as of June 30, 2023. As such, there is no compensation expense associated with the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($’s in thousands)	2023	2022	2023	2022
Research and development	$30	$—	$64	$—
Selling, general and administrative	843	774	1,455	1,547
Total non-cash compensation expense related to share-based compensation included in operating expense	$873	$774	$1,519	$1,547

Stock Options

The following table summarizes the Company’s stock option activities:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2022	2,960,000	$1.76	$2,217,815	5.65
Granted	390,684	1.56	—
Exercised	(5,000)	0.68	—	—
Forfeited	(273,629)	3.32	—	—
Expired	(14,200)	3.65	—	—
Outstanding options at June 30, 2023	3,057,855	$1.59	$1,605,537	5.34
Options vested and exercisable at June 30, 2023	1,975,000	$0.86	$1,583,625	3.18

For the three-month periods ended June 30, 2023 and 2022 approximately $0.2 million and $4,000, respectively, of stock option compensation expense was charged against operations. For the six-month periods ended June 30, 2023 and 2022 approximately $0.3 million and $11,000, respectively, of stock option compensation expense was charged against operations. For the three-month periods ended June 30, 2023 and 2022, the Company issued 5,000 shares and 133,149 shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds $3,400 and $111,055, respectively. At June 30, 2023, the Company had unrecognized stock-based compensation expense related to all unvested options of $1.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s Common Stock.

Restricted Stock Units

The following table summarizes the activity related to the Company's RSUs for the six-month period ended June 30, 2023:

		Weighted
		average
	Number of	grant date
	units	Fair value
Unvested balance at December 31, 2022	2,261,048	$4.05
Granted	10,000	1.79
Vested	(363,190)	4.17
Forfeited	(289,167)	4.24
Unvested balance at June 30, 2023	1,618,691	$3.98

For the three-month periods ended June 30, 2023 and 2022, approximately $0.7 million of stock compensation expense related to RSUs was charged against operations in each respective period. For the six-month periods ended June 30, 2023 and 2022, approximately $1.2 million and $1.5 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the three-month periods ended June 30, 2023 and 2022 the Company issued 294,528 and 105,000 shares of common stock, respectively, upon vesting of RSU’s amounting to $1.2 million and $0.4 million, respectively, in total aggregate fair market value. For the six-month periods ended June 30, 2023 and 2022, the Company issued 363,190 and 107,000 shares upon vesting of RSU’s amounting to $1.5 million and $0.4 million, respectively, in total aggregate fair market value. At June 30, 2023, 1,618,691 RSUs remained unvested and there was approximately $2.5 million of unrecognized compensation cost related to restricted stock which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

NOTE 16. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company’s net product revenues are summarized as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($ in thousands)	2023	2022	2023	2022
Qbrexza®	$8,079	$6,111	$12,173	$13,487
Accutane®	5,579	5,200	10,227	10,107
Amzeeq®	1,374	1,265	2,568	4,731
Zilxi®	572	555	886	1,297
Targadox®	664	2,756	1,457	5,390
Exelderm®	538	1,313	1,049	2,017
Ximino®	155	1,035	766	2,002
Total product revenues	$16,961	$18,235	$29,126	$39,031

The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Significant Customers

For the three and six-month periods ended June 30, 2023 and 2022, there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At June 30, 2023, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 22.0% and 17.3%. At December 31, 2022, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 16.7% and 10.4%.

Other Revenue

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($ in thousands)	2023	2022	2023	2022
Other revenue	$211	$56	$259	$2,556
Total other revenue	$211	$56	$259	$2,556

Other revenue reflects royalties on sales of Rapifort® Wipes 2.5% in Japan, from Maruho Co., LTD. (“Maruho”), the Company’s exclusive out-licensing partner in Japan. Other revenue for the six-month period ended June 30, 2022 also reflects a net $2.5 million milestone payment from Maruho. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®), for the treatment of primary axillary hyperhidrosis, triggering the net payment.

NOTE 17. INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of June 30, 2023.

As of June 30, 2023, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 18. NET LOSS PER COMMON SHARE

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method. Net earnings (loss) per share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Net earnings (loss) per share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options, and non-vested restricted stock units.

The Company’s basic and diluted weighted-average number of shares of common stock outstanding for the three and six-month periods ended June 30, 2023 and 2022 were as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2023	2022	2023	2022
Basic and diluted	18,005,055	17,455,894	17,906,671	17,386,538
Potentially dilutive securities:
Unvested restricted stock units	1,618,691	1,319,030	1,618,691	1,319,030
Stock options	1,010,291	1,626,751	1,077,315	1,703,710
Total potentially dilutive securities	2,628,982	2,945,781	2,696,006	3,022,740

The Company’s potentially dilutive securities, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three and six-month periods ended June 30, 2023, and 2022, as the effect would be to reduce the loss per share. Therefore, the weighted average Common Stock outstanding used to calculate both basic and diluted income loss per share is the same for the three and six-month periods ended June 30, 2023 and 2022.

NOTE 19. SUBSEQUENT EVENT

In July 2023 the Company voluntarily repaid the entire $10.0 million outstanding EWB term loan. The repayment satisfied all of the Company’s outstanding debt obligations under the EWB Facility. The Company therefore has no further obligations to EWB.

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

For a discussion of our critical accounting estimates, see the section of the 2022 Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.” There were no material changes in our critical accounting estimates or accounting policies from December 31, 2022.

Accounting Pronouncements

During the six-month period ended June 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended June 30, 2023 and 2022:

Comparison of the Three-Month Periods Ended June 30, 2023 and 2022

	Three-Month Periods Ended June 30,		Change
($ in thousands, except per share data)	2023	2022	$	%
Revenue:
Product revenue, net	$16,961	$18,235	$(1,274)	-7%
Other revenue	211	56	155	277%
Total revenue	17,172	18,291	(1,119)	-6%

Operating expenses
Cost of goods sold - product revenue	7,767	7,633	134	2%
Research and development	1,774	2,609	(835)	-32%
Selling, general and administrative	12,141	15,191	(3,050)	-20%
Loss on impairment of intangible assets	3,143	—	3,143	100%
Total operating expenses	24,825	25,433	(608)	-2%
Loss from operations	(7,653)	(7,142)	(511)	7%

Other expense (income)
Interest income	(79)	(4)	(75)	1875%
Interest expense	756	454	302	67%
Foreign exchange transaction losses	33	—	33	100%
Total other expense (income)	710	450	260	58%
Loss before income taxes	(8,363)	(7,592)	(771)	10%

Income tax benefit	—	(64)	64	-100%
Net Loss	$(8,363)	$(7,528)	$(835)	11%

Revenues

The following table reflects our net product revenue for the three-month periods ended June 30, 2023 and 2022:

	Three-Month Periods Ended
	June 30,		Change
($ in thousands)	2023	2022	$	%
Qbrexza®	$8,079	$6,111	$1,968	32%
Accutane®	5,579	5,200	379	7%
Amzeeq®	1,374	1,265	109	9%
Zilxi®	572	555	17	3%
Targadox®	664	2,756	(2,092)	-76%
Exelderm®	538	1,313	(775)	-59%
Ximino®	155	1,035	(880)	-85%
Total net product revenue	$16,961	$18,235	$(1,274)	-7%

Total net product revenues decreased by $1.3 million, or 7.0%, to $17.0 million for the three-month period ended June 30, 2023, from $18.2 million for the three-month period ended June 30, 2022. The decrease is primarily due to lower unit volumes from our legacy products, Targadox, Ximino and Exelderm, substantially driven by continued generic competition for Targadox. The decrease was offset by an increase in net product revenues from our four core products, Qbrexza, Accutane, Amzeeq and Zilxi due to increased unit volumes as a result of our focused sales and marketing emphasis on these products. Qbrexza, Accutane, Amzeeq and Zilxi, all acquired and launched since 2021, reflect approximately 92%, or $15.6 million, of our total net product revenue for the three-month period ended June 30, 2023.

Other revenue

	Three-Month Periods Ended June 30,		Change
($ in thousands)	2023	2022	$	%
Other revenue	$211	$56	$155	277%
Total other revenue	$211	$56	$155	277%

Other revenues increased approximately $155,000, to $211,000 for the three-month period ended June 30, 2023, from $56,000 for the three-month period ended June 30, 2022. Other revenue reflects royalties on sales of Rapifort® Wipes 2.5%. in Japan for the treatment of primary axillary hyperhidrosis (the Japanese equivalent to U.S. FDA approved Qbrexza®), from Maruho, our exclusive out-licensing partner in Japan. Manufacturing and marketing approval for this product was obtained in February 2022.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2023 and 2022, were as follows:

	Chargebacks					Managed
	and other	Distributor	Prompt Pay			Care	Gov’t
($’s in thousands)	allowances	Service Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of March 31, 2023	$222	$753	$175	$3,371	$2,217	$3,691	$1,168	$11,597
Current provision related to sales in the current period	748	1,512	293	2,082	25,764	5,842	2,678	38,919
Checks/credits issued to third parties	(705)	(1,386)	(276)	(908)	(30,056)	(5,801)	(429)	(39,561)
Reclass coupon vendor deposit to accounts payable	—	—	—	—	6,167	—	—	6,167
Balance as of June 30, 2023	$265	$879	$192	$4,545	$4,092	$3,732	$3,417	$17,122

	Chargebacks					Managed
	and other	Distributor	Prompt Pay			Care	Gov’t
($’s in thousands)	allowances	Service Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of March 31, 2022	$343	$818	$225	$3,151	$6,660	$2,635	$1,026	$14,858
Current provision related to sales in the current period	574	1,456	274	1,170	30,912	6,543	752	41,681
Checks/credits issued to third parties	(644)	(1,341)	(305)	(1,594)	(35,073)	(5,987)	(560)	(45,504)
Balance as of June 30, 2022	$273	$933	$194	$2,727	$2,499	$3,191	$1,218	$11,035

Our provision for gross-to-net allowances was $17.1 million at June 30, 2023, compared to $11.6 million at March 31, 2023. The increase is mainly due to the reclassification of certain coupon deposits to accounts payable as the related coupon accrual for these coupons has decreased while we continue to have accounts payables to the vendor for these processed coupons.

During the second quarter we implemented an additional coupon processing access program for our specialty pharmaceutical customers (direct customers) whereby upon prescription fulfillment and application of a coupon we would provide a credit to the direct customer which is reflected as reduction of the accounts receivable as they will deduct the credit against sales invoices remitted to us. Previously for these customers the coupons were processed and funded by a coupon vendor which we reimbursed for funded coupons. The change in coupon vendor did not impact the classification of the coupon provision in the Company’s condensed consolidated statements of operations. We continue to estimate coupon cost at the time of sale.

Cost of Goods Sold

Cost of goods sold increased by $0.2 million, or 2%, to $7.8 million for the three-month period ended June 30, 2023, from $7.6 million for the three-month period ended June 30, 2022. The increase is predominantly a result of increases to our inventory reserves of $0.5 million primarily related to expired finished goods, raw material inventory, and inventory estimated to be in excess of anticipated usage. Additionally, prescription drug user fee and product license amortization increased by $0.2 million and $0.1 million, respectively, from the three-month period ended June 30, 2022. These increases are partially offset by an $0.8 million decrease in product royalties driven by a decrease in Targadox® royalties as a result of decreased sales from generic competition and Qbrexza royalties resulting from a contractual decrease in the Qbrexza royalty percentage from the prior-year quarter. In addition, the three-month period ended June 30, 2022 included an inventory step-up of $0.2 million for inventory units sold related to the acquired finished goods for Ameeq® and Zilxi® from Vyne in January 2022.

Research and Development

Research and Development expense decreased by $0.8 million, or 32%, to $1.8 million for the three-month period ended June 30, 2023, from $2.6 million for the three-month period ended June 30, 2022. The decrease is related to lower clinical trial expenses to develop our DFD-29 product as the project winds down. On July 11, 2023 we announced positive topline results from our two phase 3 clinical trials marking the commencement of the trials.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $3.0 million, or 20%, to $12.1 million for the three-month period ended June 30, 2023, from $15.2 million for the three-month period ended June 30, 2022. The decrease is mainly due to our expense reduction efforts primarily in sales and marketing and other SG&A areas. During the last quarter of 2022, we implemented a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs. The initiative is intended to reduce selling, general, and administrative expenses to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, during the three-month period ended June 30, 2023, we executed a headcount reduction to our salesforce and implemented marketing and other cost cuts.

Loss on impairment of intangible assets

We recorded a loss on the impairment of intangible assets of $3.1 million for the three-month period ended June 30, 2023 related to the impairment of the Ximino intangible asset. During the six-month period ended June 30, 2023, we experienced lower net product revenues and gross profit levels for the Ximino products.

Interest Expense

Interest expense increased by $0.3 million to $0.8 million for the three-month period ended June 30, 2023, from $0.5 million for the three-month period ended June 30, 2022. The increase is primarily attributable to cash interest paid under the EWB Facility term loan as a result of interest rate increases during 2022 and 2023.

Comparison of the Six-Month Periods Ended June 30, 2023 and 2022

	Six-Month Periods Ended June 30,		Change
($in thousands, except per share data)	2023	2022	$	%
Revenue:
Product revenue, net	$29,126	$39,031	$(9,905)	-25%
Other revenue	259	2,556	(2,297)	-90%
Total revenue	29,385	41,587	(12,202)	-29%

Operating expenses
Cost of goods sold – product revenue	14,216	15,836	(1,620)	-10%
Research and development	3,807	3,875	(68)	-2%
Selling, general and administrative	25,433	29,906	(4,473)	-15%
Loss on impairment of intangible assets	3,143	—	3,143	100%
Total operating expenses	46,599	49,617	(3,018)	-6%
Loss from operations	(17,214)	(8,030)	(9,184)	114%

Other expense (income)
Interest income	(201)	(7)	(194)	2771%
Interest expense	1,406	843	563	67%
Foreign exchange transaction losses	80	—	80	100%
Total other expense (income)	1,285	836	449	54%
Loss before income taxes	(18,499)	(8,866)	(9,633)	109%

Income tax expense	—	40	(40)	-100%
Net Loss	$(18,499)	$(8,906)	$(9,593)	108%

Revenues

The following table reflects our net product revenue for the six-month periods ended June 30, 2023 and 2022:

	Six-Month Periods Ended
	June 30,		Change
($in thousands)	2023	2022	$	%
Qbrexza®	$12,173	$13,487	$(1,314)	-10%
Accutane®	10,227	10,107	120	1%
Amzeeq®	2,568	4,731	(2,163)	-46%
Zilxi®	886	1,297	(411)	-32%
Targadox®	1,457	5,390	(3,933)	-73%
Exelderm®	1,049	2,017	(968)	-48%
Ximino®	766	2,002	(1,236)	-62%
Total net product revenue	$29,126	$39,031	$(9,905)	-25%

Total net product revenues decreased by $9.9 million, or 25.0%, to $29.1 million for the six-month period ended June 30, 2023, from $39.0 million for the six-month period ended June 30, 2022. The decrease is primarily due to lower unit volumes from our legacy products, Targadox, Ximino and Exelderm, substantially driven by continued generic competition for Targadox. In addition, the six-month period ended June 30, 2023 was negatively impacted by higher gross-to-net allowances for coupon rebates as a result of higher deductible rate resets, which occur at the beginning of each year, higher managed care rebates due to higher managed care program costs, higher product returns from higher-than-anticipated returns from the Dermira product lots purchased in 2021, and higher government rebates from increases in state rebate programs.

Other revenue

	Six-Month Periods Ended June 30,		Change
($in thousands)	2023	2022	$	%
Other revenue	$259	$2,556	$(2,297)	-90%
Total other revenue	$259	$2,556	$(2,297)	-90%

Other revenues decreased approximately $2.3 million, to $0.3 million for the six-month period ended June 30, 2023, from $2.6 million for the six-month period ended June 30, 2022.  Other revenue reflects royalties on sales of Rapifort® Wipes 2.5% in Japan, from Maruho, the Company’s exclusive out-licensing partner in Japan. Other revenue for the six-month period ended June 30, 2022 includes a net $2.5 million milestone payment from Maruho. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®), for the treatment of primary axillary hyperhidrosis, triggering the one-time net payment.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the six-month period ended June 30, 2023 and 2022, were as follows:

	Chargebacks
	and	Distributor	Prompt			Managed
	other	Service	Pay			Care	Gov't
($'s in thousands)	allowances	Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2022	$253	$929	$207	$3,689	$1,696	$3,594	$1,010	$11,378
Current provision related to sales in the current period	1,371	2,898	548	4,173	53,694	11,414	4,341	78,439
Checks/credits issued to third parties	(1,359)	(2,948)	(563)	(3,317)	(57,465)	(11,276)	(1,934)	(78,862)
Reclass coupon vendor deposit to accounts payable	—	—	—	—	6,167	—	—	6,167
Balance as of June 30, 2023	$265	$879	$192	$4,545	$4,092	$3,732	$3,417	$17,122

	Chargebacks
	and	Distributor	Prompt			Managed
	other	Service	Pay			Care	Gov't
($'s in thousands)	allowances	Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2021	$622	$791	$197	$3,240	$4,992	$3,492	$690	$14,024
Current provision related to sales in the current period	1,111	2,852	526	2,290	66,529	10,234	1,756	85,298
Checks/credits issued to third parties	(1,460)	(2,710)	(529)	(2,803)	(69,022)	(10,535)	(1,228)	(88,287)
Balance as of June 30, 2022	$273	$933	$194	$2,727	$2,499	$3,191	$1,218	$11,035

Our provision for gross-to-net allowances was $17.1 million at June 30, 2023, compared to $11.4 million at December 31, 2022. The increase is mainly due to the reclassification of certain coupon deposits to accounts payable as the related coupon accrual for these coupons has decreased while we continue to have accounts payables to the vender for these processed coupons.

During the second quarter we implemented an additional coupon processing access program for our specialty pharmaceutical customers (direct customers) whereby upon prescription fulfillment and application of a coupon we would provide a credit to the direct customer which is reflected as reduction of the accounts receivable as they will deduct the credit against sales invoices remitted to us. Previously for these customers the coupons were processed and funded by a coupon vendor which we reimbursed for funded coupons. The change in coupon vendor did not impact the classification of the coupon provision in the Company’s condensed consolidated statements of operations. We continue to estimate coupon cost at the time of sale.

Cost of Goods Sold

Cost of goods sold decreased by $1.6 million, or 10%, to $14.2 million for the six-month period ended June 30, 2023, from $15.8 million for the six-month period ended June 30, 2022. The decrease is mainly due to lower than-prior-year product royalties of $2.9 million driven by lower sales, and a substantial contractual decrease in the Qbrexza royalty percentage from the prior year period. In addition, the six-month period ended June 30, 2022 included an inventory step-up of $0.3 million for inventory units sold related to the acquired finished goods for Ameeq® and Zilxi® from Vyne in January 2022. These decreases are offset by higher cost of goods driven by higher than-prior-year inventory reserves of $0.5 million primarily related to expired finished goods, raw material inventory, and inventory estimated to be in excess of anticipated usage. Additionally, prescription drug user fee and product license amortization increased by $0.5 million and $0.1 million, respectively, from the six-month period ended June 30, 2022.

Research and Development

Research and Development expense decreased by $0.1 million, or 2%, to $3.8 million for the six-month period ended June 30, 2023, from $3.9 million for the six-month period ended June 30, 2022. The decrease is related to lower clinical trial expenses to develop our DFD-29 product as the project winds down. On July 11, 2023 we announced positive topline results from our two phase 3 clinical trials marking the commencement of the trials.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $4.5 million, or 15%, to $25.4 million for the six-month period ended June 30, 2023, from $29.9 million for the six-month period ended June 30, 2022. The decrease is mainly due to our expense reduction efforts primarily in sales and marketing and other SG&A areas. During the last quarter of 2022, we implemented a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs. The initiative is intended to reduce selling, general, and administrative expenses to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, during the six-month period ended June 30, 2023, we executed a headcount reduction to our salesforce and implemented marketing and other cost cuts.

Loss on impairment of intangible assets

We recorded a loss on the impairment of intangible assets of $3.1 million for the six-month period ended June 30, 2023 related to the impairment of the Ximino intangible asset. During the six-month period ended June 30, 2023, we experienced lower net product revenues and gross profit levels for the Ximino products.

Interest Expense

Interest expense increased by $0.6 million to $1.4 million for the six-month period ended June 30, 2023, from $0.8 million for the six-month period ended June 30, 2022. The increase is primarily attributable to cash interest paid under the EWB Facility term loan as a result of interest rate increases during 2022 and 2023.

Liquidity and Capital Resources

At June 30, 2023, we had $8.2 million in cash and cash equivalents as compared to $32.0 million of cash and cash equivalents at December 31, 2022. Additionally at June 30, 2023, the Company has $8.75 million of restricted cash. In July 2023 we utilized the restricted cash of $8.75 million and $1.25 million of cash to fully repay the EWB Facility.

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance, and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). At June 30, 2023, $150.0 million remains available under the 2022 Shelf. In connection with the 2022 shelf, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), relating to shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell up to 4,900,000 shares of our common stock, par value $0.0001 per share, from time to time through or to B. Riley acting as our agent or principal. As of June 30, 2023, no shares have been issued under the 2022 Shelf.

As a result of increased losses in the latter part of 2022, during the last quarter of 2022, we implemented a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs. The initiative is intended to reduce selling, general, and administrative expenses to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, during the six-month period ended June 30, 2023, we executed a headcount reduction to our salesforce and implemented marketing and other cost cuts. The impact of the cost reduction initiatives is expected to result in a reduction of greater than $12.0 million of annual selling, general, and administrative costs.

We may seek a new borrowing relationship now that the EWB Facility has been terminated to provide additional working capital, and/or may seek to raise capital through additional debt or equity financing. We cannot make any assurances that such additional financing will be available to us and, if available, the terms may negatively impact our business and operations. As such, substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows for the Six-Month Periods Ended June 30, 2023 and 2022

	Six-Month Periods Ended June 30,		Increase
($’s in thousands)	2023	2022	(Decrease)
Net cash provided by (used in) operating activities	$3,013	$(2,416)	$5,429
Net cash used in investing activities	(5,000)	(20,000)	15,000
Net cash provided by (used in) financing activities	(13,036)	11,477	(24,513)
Net change in cash and cash equivalents	$(15,023)	$(10,939)	$(4,084)

Operating Activities

Net cash flows provided by operating activities for the six-month period ended June 30, 2023 increased by $5.4 million to $3.0 million from net cash flows used by operating activities of $2.4 million for the six-month period ended June 30, 2022. The increase was driven primarily by the non-cash intangible asset impairment of $3.1 million, as well an increase in cash inflows associated with the net changes in operating assets and liabilities of $11.2 million primarily attributable to accounts receivable, inventory, and accrued expensed. This was offset by an increase in the net loss of $9.6 million.

Investing Activities

Net cash used in investing activities decreased by $15.0 million from period-to-period. The six-month period ended June 30, 2023 reflects the $5.0 million deferred cash payment paid in January 2023 related to the VYNE Product Acquisition. The six-month period ended June 30, 2022 reflects the upfront $20.0 million payment for the VYNE Product Acquisition.

Financing Activities

Net cash flows used in financing activities for six-month period ended June 30, 2023 increased by $24.5 million to $13.0 million from $11.5 million of cash flows provided by financing activities for the six-month period ended June 30, 2022. The increase reflects a cash outflow of $10.0 million for the repayment of principal on the EWB term loan and net cash outflows of $2.9 million from the EWB revolving line of credit. Net cash provided by financing activities for the six-month period ended June 30, 2022 reflects net proceeds of $14.8 million from the EWB term loan offset by $2.0 million in payments of the installment notes related to our previously acquired products and $0.8 million for repayment our EWB revolving line of credit. Net cash provided by financing activities for the six-month period ended June 30, 2022 also reflects approximately $0.6 million in payments for debt issue and offering costs associated with our previously outstanding convertible preferred stock and our initial public offering of securities, which closed in November 2021.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant to date include the following:

●	As of June 30, 2023, we were required to make payments under the EWB Facility. In July 2023, we voluntarily repaid the entire $10.0 million outstanding term loan principal balance. The repayment satisfied all of the Company’s outstanding debt obligations under the EWB Facility. We therefore have no further obligations to EWB.
●	Pursuant to our January 2022 agreement with VYNE Therapeutics, Inc. under which acquired Amzeeq® and Zilxi® (the “VYNE Product Acquisition Agreement”), upon the achievement of net sales milestone payments with respect to the products purchased in the VYNE Product Acquisition Agreement, we are also required to pay contingent consideration consisting of a one-time payment, per product, of $10 million, $20 million, $30 million, $40 million and $50 million upon each product reaching annual sales of $100 million, $200 million, $300 million, $400 million and $500 million, respectively. Each required payment must only be paid one time following the first achievement of the applicable annual sales milestone amount.
●	On June 29, 2021, we entered into a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”). Based on the development and commercialization of DFD-29, additional contingent regulatory and commercial milestone payments totaling up to $158.0 million may also become payable. Royalties ranging from ten percent to twenty percent are payable on net sales of the product. Additionally, the Company was required to fund and oversee the Phase 3 clinical trials beginning upon the license of DFD-29 in 2021. The Phase 3 clinical trials substantially concluded in July 2023 upon the receipt of positive topline results from the trials. The Company expects to pay an approximately $3.2 million filing fee in the fourth quarter to the FDA upon filing of DFD-29.

●	We are contractually obligated to make installment milestone payments on our acquired licenses as follow:

	Payments by Period
Product	Total	2023	2024

	($’s in thousands)
Ximino	$3,000	$1,500	$1,500
Accutane	1,000	1,000	—
Total	$4,000	$2,500	$1,500

●	We are contractually obligated to make sales-based royalty payments to Dermira (for Qbrexza), Sun Pharmaceutical Industries (for Exelderm and Ximino) and PuraCap Caribe (for Targadox). Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our current business plan and the current amount of cash and cash equivalents available to us, we have concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2023. In May 2023, we paid the remaining balance on our revolving line of credit in the amount of $3.0 million and, in connection with an amendment to our credit facility with East West Bank, prepaid $10.0 million of our term loan under that facility. The $10.0 million remaining balance on the term loan was to be due July 1, 2024 and would have provided $1.25 million of working capital through August 31, 2023. In July 2023, we repaid the term loan in full, and therefore our assets are now unencumbered and available to support a new borrowing relationship to provide additional working capital, which we plan to pursue along with our costs reduction initiatives in 2023. In addition to reductions in sales force and marketing expenses, we may also seek to raise capital through additional debt or equity financing, which may include sales of securities under our existing shelf registration statement on Form S-3, including under the Sales Agreement with B. Riley, or under a new registration statement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Journey Medical Corporation, filed as Exhibit 3.1 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
4.2	Description of Securities of Journey Medical Corporation, filed as Exhibit 4.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
10.1	Fifth Amendment to Loan and Security Agreement, dated as of May 16, 2023, by and among East West Bank, Journey Medical Corporation and JG Pharma, Inc.**
10.2	Journey Medical Corporation 2023 Employee Stock Purchase Plan, filed as Exhibit 10.1 to Form 8-K, filed on June 23, 2023 and incorporated herein by reference.
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2023.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 10, 2023.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2023.***
32.2	Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 10, 2023.***
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**   Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: August 10, 2023	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Joseph Benesch
Joseph Benesch
Interim Chief Financial Officer
(Principal Financial Officer)