Form 10-Q
period 2023-09-30
Journey Medical Corp
filed 2023-11-13
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 9, 2023
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	12,508,449

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$24,749	$32,003
Accounts receivable, net of reserves	7,989	28,208
Inventory	11,024	14,159
Prepaid expenses and other current assets	924	3,309
Total current assets	44,686	77,679

Intangible assets, net	21,102	27,197
Operating lease right-of-use asset, net	124	189
Other assets	6	95
Total assets	$65,918	$105,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,164	$36,570
Due to related party	1,093	413
Accrued expenses	16,026	19,388
Accrued interest	—	160
Income taxes payable	130	35
Line of credit	—	2,948
Deferred cash payment (net of discount of $9)	—	4,991
Installment payments – licenses, short-term	3,000	2,244
Operating lease liability, short-term	97	83
Total current liabilities	48,510	66,832

Term loan, long-term (net of debt discount of $174)	—	19,826
Installment payments – licenses, long-term	—	1,412
Operating lease liability, long-term	34	108
Total liabilities	48,544	88,178

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 12,496,782 and 11,765,700 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1	1
Additional paid-in capital	87,584	85,482
Accumulated deficit	(70,212)	(68,502)
Total stockholders' equity	17,374	16,982
Total liabilities and stockholders’ equity	$65,918	$105,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$15,279	$16,043	$44,405	$55,074
Other revenue	19,260	73	19,519	2,629
Total revenue	34,539	16,116	63,924	57,703

Operating expenses
Cost of goods sold – product revenue	6,429	7,221	20,645	23,057
Research and development	2,229	2,812	6,036	6,687
Selling, general and administrative	8,636	15,575	34,069	45,481
Loss on impairment of intangible assets	—	—	3,143	—
Total operating expenses	17,294	25,608	63,893	75,225
Income (loss) from operations	17,245	(9,492)	31	(17,522)

Other expense (income)
Interest income	(8)	(3)	(209)	(10)
Interest expense	268	559	1,674	1,402
Foreign exchange transaction losses	101	22	181	22
Total other expense (income)	361	578	1,646	1,414
Income (loss) before income taxes	16,884	(10,070)	(1,615)	(18,936)

Income tax expense	95	10	95	50
Net income (loss)	$16,789	$(10,080)	$(1,710)	$(18,986)

Net income (loss) per common share:
Basic	$0.91	$(0.57)	$(0.09)	$(1.09)
Diluted	$0.80	$(0.57)	$(0.09)	$(1.09)
Weighted average number of common shares:
Basic	18,416,368	17,618,064	18,078,437	17,464,561
Diluted	21,034,758	17,618,064	18,078,437	17,464,561

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except for share and per share amounts)

Nine-Month Period Ended September 30, 2023

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	11,765,700	$1	6,000,000	$1	$85,482	$(68,502)	$16,982
Share-based compensation	—	—	—	—	2,077	—	2,077
Exercise of options for cash	23,000	—	—	—	25	—	25
Issuance of common stock for vested restricted stock units	708,082	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,710)	(1,710)
Balance as of September 30, 2023	12,496,782	$1	6,000,000	$1	$87,584	$(70,212)	$17,374

Three-Month Period Ended September 30, 2023

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2023	12,133,890	$1	6,000,000	$1	$87,004	$(87,001)	$5
Share-based compensation	—	—	—	—	558	—	558
Exercise of options for cash	18,000	—	—	—	22	—	22
Issuance of common stock for vested restricted stock units	344,892	—	—	—	—	—	—
Net income	—	—	—	—	—	16,789	16,789
Balance as of September 30, 2023	12,496,782	$1	6,000,000	$1	$87,584	$(70,212)	$17,374

Nine-Month Period Ended September 30, 2022

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2021	11,316,344	$1	6,000,000	$1	$80,915	$(38,874)	$42,043
Share-based compensation	—	—	—	—	2,985	—	2,985
Exercise of stock options for cash	155,649	—	—	—	142	—	142
Issuance of common stock for vested restricted stock units	170,666	—	—	—	—	—	—
Net loss	—	—	—	—	—	(18,986)	(18,986)
Balance as of September 30, 2022	11,642,659	$1	6,000,000	$1	$84,042	$(57,860)	$26,184

Three-Month Period Ended September 30, 2022

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2022	11,556,493	$1	6,000,000	$1	$82,573	$(47,780)	$34,795
Share-based compensation	—	—	—	—	1,438	—	1,438
Exercise of stock options for cash	22,500	—	—	—	31	—	31
Issuance of common stock for vested restricted stock units	63,666	—	—	—	—	—	—
Net loss	—	—	—	—	—	(10,080)	(10,080)
Balance as of September 30, 2022	11,642,659	$1	6,000,000	$1	$84,042	$(57,860)	$26,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands except for share and per share amounts)

	Nine-Month Periods Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(1,710)	$(18,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	492	10
Non-cash interest expense	353	619
Amortization of debt discount	354	47
Amortization of acquired intangible assets	2,952	3,050
Amortization of operating lease right-of-use assets	65	67
Share-based compensation	2,077	2,985
Loss on impairment of intangible assets	3,143	—
Changes in operating assets and liabilities:
Accounts receivable	19,727	(5,431)
Inventory	3,135	673
Prepaid expenses and other current assets	2,385	1,496
Other assets	-	47
Accounts payable	(8,406)	11,399
Due to related party	680	(567)
Accrued expenses	(3,362)	(5,173)
Accrued interest	(160)	125
Income tax payable	95	14
Lease liabilities	(60)	(73)
Net cash provided by (used in) operating activities	21,760	(9,698)

Cash flows from investing activities
Acquired intangible assets	(5,000)	(20,000)
Net cash used in investing activities	(5,000)	(20,000)

Cash flows from financing activities
Proceeds from exercise of stock options	25	142
Payment of license installment note payable	(1,000)	(3,000)
Payment of debt issuance costs associated with convertible preferred shares	—	(214)
Proceeds from line of credit	28,000	—
Repayments of line of credit	(30,948)	(812)
Proceeds from EWB term-loan, net of discount	—	19,763
Repayment of EWB term-loan	(20,000)	—
Payment of issuance costs associated with EWB term-loan modification	(91)	—
Offering costs for the issuance of common stock - initial public offering	—	(371)
Net cash (used in) provided by financing activities	(24,014)	15,508

Net change in cash	(7,254)	(14,190)
Cash at the beginning of the period	32,003	49,081
Cash at the end of the period	$24,749	$34,891

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,127	$736
Cash paid for income taxes	$85	$19

Supplemental disclosure of non-cash financing and investing activities:
Deferred payment for asset acquisition	$—	$4,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Journey Medical Corporation (“Journey” or the “Company”) was formed on July 18, 2014. The Company is a commercial-stage pharmaceutical company that primarily focuses on the selling and marketing of FDA-approved prescription pharmaceutical products for the treatment of dermatological conditions. The Company’s current product portfolio includes eight branded and two authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. The Company acquires rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through its field sales force.

As of September 30, 2023 and December 31, 2022, the Company was a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At September 30, 2023, the Company had $24.7 million in cash and cash equivalents as compared to $32.0 million of cash and cash equivalents at December 31, 2022.

On August 31, 2023, the Company entered into a license agreement (the “New License Agreement”) with Maruho Co., Ltd., a Japanese company specializing in dermatology (“Maruho”), whereby the Company granted an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos (the “Territory”). Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza® in the Territory, Maruho paid $19.0 million to the Company as a non-refundable upfront payment.

In July 2023, the Company satisfied all of the outstanding debt obligations under the Loan and Security Agreement, dated March 31, 2021 (as amended, the “EWB Facility”) by voluntarily repaying the entire $10.0 million outstanding term loan under the EWB facility.

On December 30, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance, and sale by the Company of up to an aggregate of $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). At September 30, 2023, $150.0 million remains available under the 2022 Shelf. In connection with the 2022 shelf, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), relating to shares of the Company’s common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell up to 4,900,000 shares of its common stock, par value $0.0001 per share, from time to time through or to B. Riley acting as the Company’s agent or principal.

As a result of increased losses in the latter part of 2022, during the last quarter of 2022, the Company implemented a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs. The initiative is intended to reduce selling, general, and administrative expenses to better align costs with revenues being generated. In connection with the cost reduction initiative, during the nine-month period ended September 30, 2023, the Company executed a headcount reduction to its salesforce and implemented marketing and other cost cuts. As a result of the headcount reduction, the Company recorded a severance obligation of approximately $0.7 million, of which $0.1 million remains to be paid at September 30, 2023.

The Company regularly evaluates market conditions, its liquidity profile, and financing alternatives, including out-licensing arrangements for its products to enhance its capital structure. The Company may seek to raise capital through debt or equity financings to expand its product portfolio and for other strategic initiatives, which may include sales of securities under its 2022 Shelf or under a new registration statement. The Company cannot make any assurances that such additional financing will be available and, if available, the terms may negatively impact the Company’s business and operations. As such, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

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

Recently Issued Accounting Pronouncements

During the nine-month period ended September 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that affect the Company’s present or future results of operations, overall financial condition, liquidity, or disclosures.

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	September 30,	December 31,
($’s in thousands)	2023	2022
Raw materials	$4,664	$6,454
Work-in-process	458	395
Finished goods	6,683	7,739
Inventory at cost	11,805	14,588
Inventory reserves	(781)	(429)
Total inventories	$11,024	$14,159

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

NOTE 6. INTANGIBLE ASSETS

The Company’s finite-lived intangible assets consist of acquired intangible assets. During the nine months ended September 30, 2023, the Company experienced lower net product revenues and gross profit levels for its Ximino products. Based on these results, the Company revised the financial outlook and plans for its Ximino products. The Company assessed the revised forecast for Ximino and determined that this constituted a triggering event, and the results of the analysis indicated the carrying amount was not expected to be recovered. The Company recorded an intangible asset impairment charge of $3.1 million during the nine months ended September 30, 2023. This non-cash charge was recorded to loss on impairment of intangible assets on the unaudited condensed consolidated statements of operations.

The Company’s intangible assets as of September 30, 2023 and December 31, 2022 are summarized as follows:

	Estimated
	Useful Lives	September 30,	December 31,
($’s in thousands)	(Years)	2023	2022
Intangible assets - product licenses	3-9	$37,925	$37,925
Accumulated amortization		(13,680)	(10,728)
Accumulated impairment loss		(3,143)	—
Total intangible assets		$21,102	$27,197

The Company’s amortization expense for the three-month periods ended September 30, 2023 and 2022 was $0.8 million and $1.0 million, respectively. The Company’s amortization expense for the nine-month periods ended September 30, 2023 and 2022 was $3.0 million and $3.1 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s unaudited condensed consolidated statements of operations.

Future amortization of the Company’s intangible assets is as follows:

$’s in thousands	Total Amortization
Remainder of 2023	$813
December 31, 2024	3,258
December 31, 2025	3,258
December 31, 2026	2,470
December 31, 2027	1,775
Thereafter	5,586
Subtotal	17,160
Asset not yet placed in service	3,942
Total	$21,102

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

Accutane

In July 2020, the Company entered into an exclusive license and supply agreement for Accutane (the “Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, the Company agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million. To date, the Company has paid all milestone payments. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. The Company is required to pay royalties in an amount equal to a low-double digit percentage of net sales. The term of the Accutane Agreement is ten years and renewable upon mutual agreement. Each party may terminate the Accutane Agreement for an uncured material breach by the other party or for certain bankruptcy or insolvency related events. The Company may also terminate the Accutane Agreement without cause upon 180 days written notice to DRL.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2023
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$24,749	$—	$—	$24,749
Total	$24,749	$—	$—	$24,749

	December 31, 2022
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$32,003	$—	$—	$32,003
Total	$32,003	$—	$—	$32,003

The Company did not carry any level 2 or level 3 assets or liabilities at September 30, 2023 or December 31, 2022. No transfers occurred between level 1, level 2, and level 3 instruments during the nine-month periods ended September 30, 2023 and 2022.

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

For the three-month periods ended September 30, 2023 and 2022, the Company recorded related party expenses to Fortress of approximately $11,239 and $7,798, respectively. The due to related party liability at September 30, 2023 and December 31, 2022, was $1.1 million and $0.4 million, respectively, and primarily relates to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

Fortress Income Tax

At September 30, 2023, 54.34% of all classes of the Company’s outstanding Common Stock was owned by Fortress. Prior to our initial public offering of securities in 2021, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states.” These jurisdictions generally require corporations engaged in unitary business and meet the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 17 below for a discussion of income taxes.

NOTE 10. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
($’s in thousands)	2023	2022
Accrued expenses:
Accrued coupons and rebates	$6,099	$7,604
Return reserve	4,523	3,689
Accrued compensation	2,392	2,586
Accrued royalties payable	1,794	2,627
Accrued legal, accounting and tax	217	334
Accrued research and development	117	1,404
Accrued inventory	112	112
Accrued iPledge program	136	447
Other	636	585
Total accrued expenses	$16,026	$19,388

During the nine-month period ended September 30, 2023, the Company executed a headcount reduction to its salesforce and implemented marketing and other cost cuts. As a result of the headcount reduction, the Company recorded a severance obligation of approximately $0.7 million, of which $0.1 million remains to be paid at September 30, 2023. The accrued severance obligation is included within accrued compensation in the above table.

NOTE 11. INSTALLMENT PAYMENTS — LICENSES

The following tables show the details of the Company’s installment payments – licenses for the periods presented:

	September 30, 2023
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$3,000	$—	$3,000
Less: imputed interest	—	—	—
Sub-total installment payments - licenses	$3,000	$—	$3,000

	December 31, 2022
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$2,500	$1,500	$4,000
Less: imputed interest	(256)	(88)	(344)
Sub-total installment payments - licenses	$2,244	$1,412	$3,656

NOTE 12. OPERATING LEASE OBLIGATIONS

The Company leases 3,681 square feet of office space in Scottsdale, Arizona. In September 2022, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease will expire on January 31, 2025.

The Company recorded lease expense as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($’s in thousands)	2023	2022	2023	2022
Operating lease cost	$24	$27	$72	$76
Variable lease cost	1	1	3	3
Total lease cost	$25	$28	$75	$79

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($’s in thousands)	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$25	$25	$67	$79
Weighted-average remaining lease term - operating leases	1.4	0.3	1.4	0.3
Weighted-average discount rate - operating leases	6.25%	4.0%	6.25%	4.0%

As of September 30, 2023, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

$’s in thousands
Remainder of 2023	$33
2024	102
2025	9
Total lease payments	144
Less: present value discount	(13)
Total operating lease liabilities	$131

NOTE 13. DEBT AND INTEREST EXPENSE

The Company has no debt obligations outstanding as of September 30, 2023. The Company’s debt obligations at December 31, 2022 were as follows:

December 31, 2022
			Net
	Principal	Unamortized	Carry
($’s in thousands)	Balance	Discount & Fees	Amount
Deferred cash payment	$5,000	$9	$4,991
EWB Revolving LOC	2,948	—	2,948
Total Short-Term Debt	$7,948	$9	$7,939
EWB Term Loan (Long-term)	$20,000	$174	$19,826
Total Debt & Obligations	$27,948	$183	$27,765

East West Bank Line of Credit and Long-Term Debt

In July 2023, the Company voluntarily repaid the entire $10.0 million outstanding term loan principal balance under the EWB Facility. The repayment satisfied all of the Company’s outstanding debt obligations under the EWB Facility. The Company has no further obligations to EWB.

Interest expense and financing fees

Interest expense consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($’s in thousands)	2023	2022	2023	2022
Interest payments on EWB term loan and LOC	$34	$333	$967	$710
Amortization/Accretion	58	90	354	257
Imputed interest on acquired intangible assets	176	136	353	435
Total Interest Expense and Financing Fees	$268	$559	$1,674	$1,402

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

NOTE 15. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant up to 4,642,857 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2022 Annual Meeting of Stockholders, held on June 21, 2022, the Company’s stockholders approved, among other matters, an amendment to the Plan to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 7,642,857. As of September 30, 2023, 1,374,373 shares were available for issuance under the Plan.

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the "2023 ESPP"). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of September 30, 2023, 300,000 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($’s in thousands)	2023	2022	2023	2022
Research and development	$23	$34	$87	$34
Selling, general and administrative	535	1,404	1,990	2,951
Total non-cash compensation expense related to share-based compensation included in operating expense	$558	$1,438	$2,077	$2,985

Stock Options

The following table summarizes the Company’s stock option activities:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2022	2,960,000	$1.76	$2,217,815	5.65
Granted	430,756	1.64	—
Exercised	(23,000)	1.08	—	—
Forfeited	(445,838)	3.08	—	—
Expired	(23,850)	3.55	—	—
Outstanding options at September 30, 2023	2,898,068	$1.53	$4,107,260	4.84
Options vested and exercisable at September 30, 2023	2,051,950	$0.99	$3,743,200	3.09

For the three-month periods ended September 30, 2023 and 2022, approximately $80,000 and $0.4 million, respectively, of stock option compensation expense was charged against operations. For the nine-month periods ended September 30, 2023 and 2022, approximately $0.4 million and $0.4 million, respectively, of stock option compensation expense was charged against operations. For the three-month periods ended September 30, 2023 and 2022, the Company issued 18,000 shares and 22,500 shares, respectively, of common stock upon the exercise of outstanding stock options and received proceeds $21,345 and $31,275, respectively. At September 30, 2023, the Company had unrecognized stock-based compensation expense related to all unvested options of $1.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s Common Stock.

Restricted Stock Units

The following table summarizes the activity related to the Company's RSUs for the nine-month period ended September 30, 2023:

		Weighted
		average
	Number of	grant date
	units	Fair value
Unvested balance at December 31, 2022	2,261,048	$4.05
Granted	119,888	1.82
Vested	(708,082)	3.94
Forfeited	(307,042)	4.27
Unvested balance at September 30, 2023	1,365,812	$3.87

For the three-month periods ended September 30, 2023 and 2022, approximately $0.5 million and $1.1 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the nine-month periods ended September 30, 2023 and 2022, approximately $1.6 million and $2.6 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the three-month periods ended September 30, 2023 and 2022 the Company issued 344,892 and 63,666 shares of common stock, respectively, upon vesting of RSU’s amounting to $1.3 million and $0.2 million, respectively, in total aggregate fair market value. For the nine-month periods ended September 30, 2023 and 2022, the Company issued 708,082 and 170,666 shares upon vesting of RSU’s amounting to $2.8 million and $0.6 million, respectively, in total aggregate fair market value. At September 30, 2023, 1,365,812 RSUs remained unvested and there was approximately $2.1 million of unrecognized compensation cost related to restricted stock which the Company expects to recognize over a weighted-average period of approximately 1.6 years.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant for the offering period beginning August 1, 2023 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (5.5%); expected term (0.5 years); expected volatility (129%); and an expected dividend yield (0%). The Company recorded $17,273 of stock-based compensation under the 2023 ESPP for the three and nine-month periods ended September 30, 2023. As of September 30, 2023, there was unrecognized stock-based compensation expense of $35,409 related to the current ESPP offering period, which ends January 31, 2024.

NOTE 16. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company’s net product revenues are summarized as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($ in thousands)	2023	2022	2023	2022
Qbrexza®	$5,865	$6,265	$18,038	$19,752
Accutane®	4,882	4,121	15,109	14,228
Amzeeq®	2,336	1,161	4,904	5,892
Zilxi®	681	554	1,567	1,851
Targadox®	929	1,168	2,386	6,558
Exelderm®	764	1,001	1,813	3,018
Ximino®	(199)	1,773	567	3,775
Luxamend®	21	—	21	—
Total product revenues	$15,279	$16,043	$44,405	$55,074

The above table includes the authorized generic product within the line items for Targadox®, Ximino® and Exelderm®.

Significant Customers

For the three-month periods ended September 30, 2023 and 2022 and for the nine-month periods ended September 30, 2023 and 2022, there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At September 30, 2023, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 25% and 15%. At December 31, 2022, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 16.7% and 10.4%.

Other Revenue

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($ in thousands)	2023	2022	2023	2022
Non-refundable upfront payment from Maruho	$19,000	$—	$19,000	$—
Net milestone payment from Maruho	—	—	—	2,500
Royalties on sales of Rapifort® Wipes 2.5%	260	73	519	129
Total other revenue	$19,260	$73	$19,519	$2,629

Other revenue reflects royalties on sales of Rapifort® Wipes 2.5% in Japan, from Maruho, the Company’s exclusive out-licensing partner in Japan. Other revenue for the nine-month period ended September 30, 2023 also reflects a net $19.0 million payment from Maruho under the New License Agreement. Other revenue for the nine-month period ended September 30, 2022 also reflects a net $2.5 million milestone payment from Maruho. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®), for the treatment of primary axillary hyperhidrosis, triggering the net payment.

Maruho License Agreement

On August 31, 2023, the Company entered into the New License Agreement with Maruho. Under the terms of the New License Agreement, the Company granted an exclusive license to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis in the Territory. Prior to the date of the New License Agreement, the Company and Maruho were party to an existing exclusive amended and restated license agreement (the “First A&R License Agreement”), under which Maruho acquired exclusive license rights to Qbrexza® in Japan.

In connection with Journey’s entry into the New License Agreement, Journey and Maruho also entered into the Second Amended and Restated Exclusive License Agreement (the “Second A&R License Agreement”), which supersedes the First A&R License Agreement. The Second A&R License Agreement contains modifications that remove Maruho’s obligation to pay Journey royalties on its net sales of Rapifort® (the Japanese equivalent of Qbrexza®) in Japan for sales occurring after October 1, 2023 and removes Maruho’s obligation to pay $10 million to Journey in the event that Maruho achieves net sales of at least ¥4 billion (yen) of Rapifort® during a single fiscal year. All other remaining potential milestone payment obligations, which aggregate to $45 million, remain in full force and effect.

Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza® in the Territory, Maruho paid the Company a $19.0 million non-refundable upfront payment. Maruho is also obligated to pay royalties to the Company related to sales of the product in the Territory equal to the corresponding rate payable by the Company to Dermira under the asset purchase agreement between Journey and Dermira.

The New License Agreement may be terminated by Maruho in its entirety or on a region-by-region basis for convenience upon 30 days’ notice to the Company.

The Company does not have any obligation to assist in the regulatory approval efforts of Maruho under the New License Agreement in the Territory. The arrangement with Maruho provides for the transfer of the following: (i) an exclusive license of Qbrexza® from Journey to Maruho, including all related patents and know-how, and (ii) a non-exclusive license from Journey to Maruho to manufacture or have manufactured drug substance and products outside of the Territory, but exclusively for the sale of products in the Territory

The transaction closed in the third quarter of 2023 and the Company recognized $19.0 million as Other revenue in the unaudited condensed consolidated statements of operations.

NOTE 17. INCOME TAXES

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022
Net Income (loss) before income taxes	$16,884	$(10,070)	$(1,615)	$(18,936)
Provision (benefit) for Income	95	10	95	50
Effective tax rate	0.6%	-0.1%	-5.9%	-0.3%

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of September 30, 2023.

As of September 30, 2023, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

NOTE 18. NET EARNINGS (LOSS) PER COMMON SHARE

The Company accounts for and discloses net earnings (loss) per share using the treasury stock method. Net earnings (loss) per share, or basic earnings (loss) per share, is computed by dividing net earnings (loss) by the weighted-average number of shares of common stock outstanding. Net earnings (loss) per share assuming dilutions, or diluted earnings (loss) per share, is computed by reflecting the potential dilution from the exercise of in-the-money stock options and the issuance of non-vested restricted stock units.

Diluted net income (loss) per share was calculated as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2023	2022	2023	2022
Diluted earnings per share
Numerator:
Net income (loss) - basic and diluted	$16,789	$(10,080)	$(1,710)	$(18,986)

Denominator
Weighted-average shares outstanding - basic	18,416,368	17,618,064	18,078,437	17,464,561

Dilutive impact from:
Stock options	1,252,578	—	—	—
Restricted stock units	1,365,812	—	—	—
Weighted-average shares outstanding – diluted	21,034,758	17,618,064	18,078,437	17,464,561

Net income (loss) per share – basic	$0.91	$(0.57)	$(0.09)	$(1.09)
Net income (loss) per share - diluted	$0.80	$(0.57)	$(0.09)	$(1.09)

Potentially dilutive securities excluded from the calculation of net income (loss) per share
Unvested restricted stock units	—	2,401,589	1,365,812	2,401,589
Stock options	976,949	1,509,484	1,144,412	1,643,454
Total potentially dilutive securities	976,949	3,911,073	2,510,224	4,045,043

The Company’s potentially dilutive securities, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the nine-month period ended September 30, 2023 and for the three and nine-month periods ended September 30, 2022, as the effect would be to reduce the loss per share. Therefore, the weighted average Common Stock outstanding used to calculate both basic and diluted income loss per share is the same for the nine-month period ended September 30, 2023, and for the three and nine-month periods ended September 30, 2022.

NOTE 19. SUBSEQUENT EVENT

The Company evaluates events that occur after the period’s end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through the date these financial statements are issued and has determined that no subsequent events require disclosure in these financial statements.

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

Overview

We are a commercial-stage pharmaceutical company founded in October 2014 that primarily focuses on the selling and marketing of FDA-approved prescription pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes eight branded and two authorized generic prescription drugs for dermatological conditions that are actively marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life and physicians and other licensed medical professionals to provide better care for their patients. We aim to acquire rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through our field sales force.

Recent Corporate Highlights

On August 31, 2023, we entered into the New License Agreement with Maruho, whereby we granted an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis in the Territory. Under the terms of the New License Agreement, Maruho paid $19.0 million as a non-refundable upfront payment. Maruho is also obligated to make royalty payments to us related to sales of the product in the Territory equal to the corresponding rate payable by us to Dermira under the asset purchase agreement between us and Dermira.

In July 2023, we paid off the entire $10.0 million outstanding balance on the EWB term loan. We have no further obligations to EWB or outstanding bank debt.

In July 2023, we announced positive topline data from our two DFD-29 Phase 3 clinical trials for the treatment of papulopustular rosacea. The Phase 3 clinical trials achieved the co-primary and all secondary endpoints and subjects completed the 16-week treatment with no significant safety issues. DFD-29 demonstrated statistical superiority over both the standard of care, Oracea® capsules, and placebo for Investigator’s Global Assessment treatment success and the reduction in the total inflammatory lesion count in both studies. We plan to file an NDA to the U.S. Food and Drug Administration for DFD-29 around the end of 2023 and expect potential approval from the FDA in the second half of 2024.

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

Accounting Pronouncements

During the nine-month period ended September 30, 2023, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2022 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended September 30, 2023 and 2022:

Comparison of the Three-Month Periods Ended September 30, 2023 and 2022

	Three-Month Periods Ended September 30,		Change
($ in thousands, except per share data)	2023	2022	$	%
Revenue:
Product revenue, net	$15,279	$16,043	$(764)	-5%
Other revenue	19,260	73	19,187	26284%
Total revenue	34,539	16,116	18,423	114%

Operating expenses
Cost of goods sold – product revenue	6,429	7,221	(792)	-11%
Research and development	2,229	2,812	(583)	-21%
Selling, general and administrative	8,636	15,575	(6,939)	-45%
Total operating expenses	17,294	25,608	(8,314)	-32%
Income (loss) from operations	17,245	(9,492)	26,737	-282%

Other expense (income)
Interest income	(8)	(3)	(5)	167%
Interest expense	268	559	(291)	-52%
Foreign exchange transaction losses	101	22	79	359%
Total other expense (income)	361	578	(217)	-38%
Income (loss) before income taxes	16,884	(10,070)	26,954	-268%

Income tax expense	95	10	85	850%
Net income (loss)	$16,789	$(10,080)	26,869	-267%

Revenues

The following table reflects our net product revenue for the three-month periods ended September 30, 2023 and 2022:

	Three-Month Periods Ended
	September 30,		Change
($ in thousands)	2023	2022	$	%
Qbrexza®	$5,865	$6,265	$(400)	-6%
Accutane®	4,882	4,121	761	18%
Amzeeq®	2,336	1,161	1,175	101%
Zilxi®	681	554	127	23%
Targadox®	929	1,168	(239)	-20%
Exelderm®	764	1,001	(237)	-24%
Ximino®	(199)	1,773	(1,972)	-111%
Luxamend®	21	—	21	100%
Total net product revenue	$15,279	$16,043	$(764)	-5%

Total net product revenues decreased by $0.8 million, or 5.0%, to $15.3 million for the three-month period ended September 30, 2023, from $16.0 million for the three-month period ended September 30, 2022. The decrease is primarily due to lower net revenue from Ximino resulting from lower unit volumes due to the winding down of the product during the third quarter, along with higher coupon redemption volumes. We discontinued selling Ximino on September 29, 2023. The decrease was partially offset by an increase in net product revenues from Accutane, Amzeeq and Zilxi due to our continued sales and marketing emphasis on these products as well as optimization of our coupon processing access program for our specialty pharmaceutical customers. Qbrexza unit volumes slightly decreased from period-to-period resulting in a $0.4 million decrease in net sales. Our four core products, Qbrexza, Accutane, Amzeeq and Zilxi, all acquired and launched since 2022, represent approximately 90%, or $13.8 million, of our total net product revenue for the three-month period ended September 30, 2023.

Other revenue

	Three-Month Periods Ended September 30,		Change
($ in thousands)	2023	2022	$	%
Non-refundable upfront payment from Maruho	$19,000	$—	$19,000	100%
Royalties on sales of Rapifort® Wipes 2.5%	260	73	187	256%
Total other revenue	$19,260	$73	$19,187	26284%

Other revenues increased approximately $19.2 million, to $19.3 million for the three-month period ended September 30, 2023, from $73,000 for the three-month period ended September 30, 2022. Other revenue in the current period includes a $19.0 million non-refundable upfront payment from Maruho under the New License Agreement. In addition, royalties on sales of Rapifort® Wipes 2.5%. in Japan were $260,000 for the three-month period ended September 30, 2023 as compared to $73,000 for the three-month period ended September 30, 2022. Sales of Rapifort® in Japan will no longer be subject to a royalty after October 1, 2023 in accordance with the Second A&R License Agreement.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2023 and 2022, were as follows:

	Chargebacks					Managed
	and other	Distributor	Prompt Pay			Care	Gov’t
($’s in thousands)	allowances	Service Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of June 30, 2023	$265	$879	$192	$4,545	$4,092	$3,732	$3,417	$17,122
Current provision related to sales in the current period	230	1,283	215	497	20,604	5,478	519	28,826
Checks/credits issued to third parties	(403)	(1,348)	(261)	(519)	(22,926)	(6,266)	(3,560)	(35,283)
Balance as of September 30, 2023	$92	$814	$146	$4,523	$1,770	$2,944	$376	$10,665

	Chargebacks					Managed
	and other	Distributor	Prompt Pay			Care	Gov’t
($’s in thousands)	allowances	Service Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of June 30, 2022	$273	$933	$194	$2,727	$2,499	$3,191	$1,218	$11,035
Current provision related to sales in the current period	829	1,515	290	1,706	25,801	6,897	639	37,677
Checks/credits issued to third parties	(814)	(1,522)	(280)	(1,471)	(26,348)	(6,339)	(928)	(37,702)
Balance as of September 30, 2022	$288	$926	$204	$2,962	$1,952	$3,749	$929	$11,010

Gross-to-net sales accruals were $10.7 million at September 30, 2023, compared to $17.1 million at June 30, 2023, a decrease of $6.4 million. The decrease is primarily due to the termination of our Medicaid National Drug Rebate and Pharmaceutical Pricing Agreements in the third quarter. In addition, our reserve for coupons decreased as a result of our efforts to reduce overall coupon expense and make improvements to our programs, including increasing patient out-of-pocket costs for certain products and changing our overall mix of coupon related business to reduce the volume of higher dollar claims. Additionally, our managed care reserve decreased due to lower unit volumes and product mix of claims.

Cost of Goods Sold

Cost of goods sold decreased by $0.8 million, or 11%, to $6.4 million for the three-month period ended September 30, 2023, from $7.2 million for the three-month period ended September 30, 2022. The decrease is primarily due to the contractual decrease in our Qbrexza royalty from period to period, accounting for $0.6 million of the decrease, as well as lower sales of this product during the period.

Research and Development

Research and Development expense decreased by $0.6 million, or 21%, to $2.2 million for the three-month period ended September 30, 2023, from $2.8 million for the three-month period ended September 30, 2022. The decrease is related to lower clinical trial expenses to develop our DFD-29 product as the project winds down.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $6.9 million, or 45%, to $8.6 million for the three-month period ended September 30, 2023, from $15.6 million for the three-month period ended September 30, 2022. The decrease is mainly due to our expense reduction efforts primarily in sales and marketing and other SG&A areas, including a headcount reduction to our salesforce, designed to improve operational efficiencies, optimize expenses and reduce overall costs.

Interest Expense

Interest expense decreased by $0.3 million to $0.3 million for the three-month period ended September 30, 2023, from $0.6 million for the three-month period ended September 30, 2022. The decrease is primarily attributable to the repayment of the EWB Facility term loan in July 2023, which ended our obligation to pay interest on any borrowed money.

Comparison of the Nine-Month Periods Ended September 30, 2023 and 2022

	Nine-Month Periods Ended September 30,		Change
($in thousands, except per share data)	2023	2022	$	%
Revenue:
Product revenue, net	$44,405	$55,074	$(10,669)	-19%
Other revenue	19,519	2,629	16,890	642%
Total revenue	63,924	57,703	6,221	11%

Operating expenses
Cost of goods sold – product revenue	20,645	23,057	(2,412)	-10%
Research and development	6,036	6,687	(651)	-10%
Selling, general and administrative	34,069	45,481	(11,412)	-25%
Loss on impairment of intangible assets	3,143	—	3,143	100%
Total operating expenses	63,893	75,225	(11,332)	-15%
Income (loss) from operations	31	(17,522)	17,553	-100%

Other expense (income)
Interest income	(209)	(10)	(199)	1990%
Interest expense	1,674	1,402	272	19%
Foreign exchange transaction losses	181	22	159	723%
Total other expense (income)	1,646	1,414	232	16%
Loss before income taxes	(1,615)	(18,936)	17,321	-91%

Income tax expense	95	50	45	90%
Net loss	$(1,710)	$(18,986)	17,276	-91%

Revenues

The following table reflects our net product revenue for the nine-month periods ended September 30, 2023 and 2022:

	Nine-Month Periods Ended
	September 30,		Change
($in thousands)	2023	2022	$	%
Qbrexza®	$18,038	$19,752	$(1,714)	-9%
Accutane®	15,109	14,228	881	6%
Amzeeq®	4,904	5,892	(988)	-17%
Zilxi®	1,567	1,851	(284)	-15%
Targadox®	2,386	6,558	(4,172)	-64%
Exelderm®	1,813	3,018	(1,205)	-40%
Ximino®	567	3,775	(3,208)	-85%
Luxamend®	21	—	21	100%
Total net product revenue	$44,405	$55,074	$(10,669)	-19%

Total net product revenues decreased by $10.7 million, or 19.0%, to $44.4 million for the nine-month period ended September 30, 2023, from $55.1 million for the nine-month period ended September 30, 2022. The decrease is primarily due to lower unit volumes from our legacy products, Targadox, Ximino and Exelderm, substantially driven by continued generic competition for Targadox. In addition, during the third quarter of 2023, we wound down and discontinued selling Ximino on September 29, 2023. The nine-month period ended September 30, 2023 was also negatively impacted by higher gross-to-net allowances, that occurred in the first quarter, for coupon rebates as a result of higher deductible rate resets, higher managed care rebates due to higher managed care program costs, higher-than-anticipated returns from the Dermira product lots purchased in 2021, and higher government rebates from increases in state rebate programs impacting the net revenues of our four core growth products, Qbrexza, Accutane, Amzeeq and Zilxi.

Other revenue

	Nine-Month Periods Ended September 30,		Change
($in thousands)	2023	2022	$	%
Non-refundable upfront payment from Maruho	$19,000	$—	$19,000	100%
Net milestone payment from Maruho	—	2,500	(2,500)	-100%
Royalties on sales of Rapifort® Wipes 2.5%	519	129	390	302%
Total other revenue	$19,519	$2,629	$16,890	642%

Other revenues increased approximately $16.9 million, to $19.5 million for the nine-month period ended September 30, 2023, from $2.6 million for the nine-month period ended September 30, 2022. Other revenue for the nine-month period ended September 30, 2023 includes a $19.0 million non-refundable upfront payment from Maruho under the New License Agreement. In addition, royalties on sales of Rapifort® Wipes 2.5%. in Japan were $0.5 million for the nine-month period ended September 30, 2023 as compared to $0.1 million for the three month period ended September 30, 2022. Other revenue for the nine-month period ended September 30, 2022 includes a net $2.5 million milestone payment from Maruho. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort® Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®), for the treatment of primary axillary hyperhidrosis, triggering the one-time net payment. Sales of Rapifort® in Japan will no longer be subject to a royalty after October 1, 2023 in accordance with the Second A&R License Agreement.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the nine-month period ended September 30, 2023 and 2022, were as follows:

	Chargebacks
	and	Distributor	Prompt			Managed
	other	Service	Pay			Care	Gov't
($'s in thousands)	allowances	Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2022	$253	$929	$207	$3,689	$1,696	$3,594	$1,010	$11,378
Current provision related to sales in the current period	1,601	4,181	763	4,670	74,298	16,892	4,860	107,265
Checks/credits issued to third parties	(1,762)	(4,296)	(824)	(3,836)	(80,391)	(17,542)	(5,494)	(114,145)
Reclass coupon vendor deposit to accounts payable	—	—	—	—	6,167	—	—	6,167
Balance as of September 30, 2023	$92	$814	$146	$4,523	$1,770	$2,944	$376	$10,665

	Chargebacks
	and	Distributor	Prompt			Managed
	other	Service	Pay			Care	Gov't
($'s in thousands)	allowances	Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2021	$622	$791	$197	$3,240	$4,992	$3,492	$690	$14,024
Current provision related to sales in the current period	1,941	4,367	816	3,996	92,330	17,131	2,395	122,976
Checks/credits issued to third parties	(2,275)	(4,232)	(809)	(4,274)	(95,370)	(16,874)	(2,156)	(125,990)
Balance as of September 30, 2022	$288	$926	$204	$2,962	$1,952	$3,749	$929	$11,010

Gross-to-net sales accruals were $10.7 million at September 30, 2023, compared to $11.4 million at December 31, 2022, a decrease of $0.7 million. The decrease is primarily due to the decrease in gross sales for the nine-month period ended September 30, 2023. In addition, we terminated our Medicaid National Drug Rebate and Pharmaceutical Pricing Agreements in the third quarter. The decrease is partially offset by an increase in the provision for returns for Qbrexza for actual returns experience that occurred in the first quarter.

Cost of Goods Sold

Cost of goods sold decreased by $2.4 million, or 10%, to $20.6 million for the nine-month period ended September 30, 2023, from $23.1 million for the nine-month period ended September 30, 2022. The decrease is mainly due to lower than-prior-year product royalties driven by lower sales, including a contractual decrease in the Qbrexza royalty percentage from the prior year period.

Research and Development

Research and development expense decreased by $0.7 million, or 10%, to $6.0 million for the nine-month period ended September 30, 2023, from $6.7 million for the nine-month period ended September 30, 2022. The decrease is related to lower clinical trial expenses to develop our DFD-29 product as the project winds down.

Selling, General and Administrative

SG&A expenses decreased by $11.4 million, or 25%, to $34.1 million for the nine-month period ended September 30, 2023, from $45.5 million for the nine-month period ended September 30, 2022. The decrease is mainly due to our expense reduction efforts primarily in sales and marketing and other SG&A areas. During the last quarter of 2022, we implemented a cost reduction initiative designed to improve operational efficiencies, optimize expenses and reduce overall costs. The initiative is intended to reduce selling, general, and administrative expenses to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, during the last quarter of 2022 and the first two quarters of 2023, we executed a headcount reduction to our salesforce and implemented marketing and other cost cuts.

Loss on impairment of intangible assets

We recorded a loss on the impairment of intangible assets of $3.1 million in the second quarter of 2023 related to the impairment of the Ximino intangible asset as a result of lower net product revenues and gross profit levels for the Ximino products. We discontinued selling Ximino on September 29, 2023.

Interest Expense

Interest expense increased by $0.3 million to $1.7 million for the nine-month period ended September 30, 2023, from $1.4 million for the nine-month period ended September 30, 2022.

Liquidity and Capital Resources

At September 30, 2023, we had $24.7 million in cash and cash equivalents as compared to $32.0 million of cash and cash equivalents at December 31, 2022.

On August 31, 2023, we entered into the New License Agreement with Maruho whereby we granted an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis, in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos. Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza® in the Territory, Maruho paid $19.0 million to us as a non-refundable upfront payment.

In July 2023, we satisfied all of our outstanding debt obligations to East West Bank by voluntarily repaying the entire $10.0 million outstanding term loan under the EWB facility.

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance, and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). At September 30, 2023, $150.0 million remains available under the 2022 Shelf. In connection with the 2022 shelf, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), relating to shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell up to 4,900,000 shares of our common stock, par value $0.0001 per share, from time to time through or to B. Riley acting as our agent or principal.

As a result of increased losses in the latter part of 2022, during the last quarter of 2022, we implemented a cost reduction initiative designed to improve operational efficiencies, optimize expenses, and reduce overall costs. The initiative is intended to reduce selling, general, and administrative expenses to better align costs with revenues being generated. In connection with the cost reduction initiative, during the nine-month period ended September 30, 2023, we executed a headcount reduction to our salesforce and implemented marketing and other cost cuts. As a result of the headcount reduction, the Company recorded a severance obligation of approximately $0.7 million, of which $0.1 million remains to be paid at September 30, 2023.

We regularly evaluate market conditions, our liquidity profile, and financing alternatives, including out-licensing arrangements for our products to enhance our capital structure. We may seek to raise capital through debt or equity financings, to expand our product portfolio, and for other strategic initiatives, which may include sales of securities under our 2022 Shelf or under a new registration statement. We cannot make any assurances that such additional financing will be available to us and, if available, the terms may negatively impact our business and operations. As such, substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows for the Nine-Month Periods Ended September 30, 2023 and 2022

	Nine-Month Periods Ended September 30,		Increase
($’s in thousands)	2023	2022	(Decrease)
Net cash provided by (used in) operating activities	$21,760	$(9,698)	$31,458
Net cash used in investing activities	(5,000)	(20,000)	15,000
Net cash provided by (used in) financing activities	(24,014)	15,508	(39,522)
Net change in cash and cash equivalents	(7,254)	(14,190)	6,936

Operating Activities

Net cash flows provided by operating activities for the nine-month period ended September 30, 2023 increased by $31.5 million to $21.8 million from net cash flows used by operating activities of $9.7 million for the nine-month period ended September 30, 2022. The increase was driven primarily by the Company’s cost reduction efforts as well as the cash payment of $19.0 million received under the New License Agreement with Maruho. This was also driven by vendor, supplier, and other payments in the ordinary course of business, which were generally lower as a result of our expense optimization efforts and accounts receivable collections.

Investing Activities

Net cash used in investing activities decreased by $15.0 million from period to period. The nine-month period ended September 30, 2023 reflects the $5.0 million deferred cash payment paid in January 2023 related to the VYNE Product Acquisition. The nine-month period ended September 30, 2022 reflects the upfront $20.0 million payment for the VYNE Product Acquisition.

Financing Activities

Net cash flows used in financing activities for nine-month period ended September 30, 2023 increased by $39.5 million to $24.0 million from $15.5 million of cash flows provided by financing activities for the nine-month period ended September 30, 2022. The increase reflects a cash outflow of $20.0 million for the repayment of principal on the EWB term loan and net cash outflows of $2.9 million from the repayment of the EWB revolving line of credit. Net cash provided by financing activities for the nine-month period ended September 30, 2022 reflects net proceeds of $19.8 million from the EWB term loan offset by $3.0 million in payments of the installment notes related to our previously acquired products and $0.8 million for repayment our EWB revolving line of credit.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant to date include the following:

●	Pursuant to our January 2022 agreement with VYNE Therapeutics, Inc. under which we acquired Amzeeq® and Zilxi® (the “VYNE Product Acquisition Agreement”), upon the achievement of net sales milestone payments with respect to the products purchased in the VYNE Product Acquisition Agreement, we are also required to pay contingent consideration consisting of a one-time payment, per product, of $10 million, $20 million, $30 million, $40 million and $50 million upon each product reaching annual sales of $100 million, $200 million, $300 million, $400 million and $500 million, respectively. Each required payment must only be paid one time following the first achievement of the applicable annual sales milestone amount.

●	On June 29, 2021, we entered into a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain the global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”). Based on the development and commercialization of DFD-29, additional contingent regulatory and commercial milestone payments totaling up to $158.0 million may also become payable. Royalties ranging from ten percent to twenty percent are payable on net sales of the product. Additionally, the Company was required to fund and oversee the Phase 3 clinical trials beginning upon the license of DFD-29 in 2021. The two Phase 3 clinical trials substantially concluded in July 2023 upon the receipt of positive topline results from the trials. The Company expects to pay an approximately $4.0 million filing fee to the FDA upon filing of an Investigational New Drug Application (“NDA”) for DFD-29 around year end 2023. The Company also has an additional contingent milestone payment to DRL upon acceptance of the NDA, the timing of which is uncertain.
●	We are contractually obligated to make installment milestone payments of $3.0 million on Ximino, all of which is classified as current as is it due within a year of the September 30, 2023.
●	We are contractually obligated to make sales-based royalty payments to Dermira (for Qbrexza), Sun Pharmaceutical Industries (for Exelderm and Ximino) and PuraCap Caribe (for Targadox). Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2023, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations; which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

Based on our current business plan and the current amount of cash and cash equivalents available to us, we have concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2023. In July 2023, we repaid our previously outstanding term loan in full, and therefore our assets are now unencumbered and available to support a new borrowing relationship to provide additional working capital, which we plan to pursue along with our costs reduction initiatives in 2023. In addition to reductions in sales force and marketing expenses, we may also seek to raise capital through additional debt or equity financing, which may include sales of securities under our existing shelf registration statement on Form S-3, including under the Sales Agreement with B. Riley, or under a new registration statement.

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

If funding for our operations is not available or not available on terms acceptable to us, our strategic plans may be limited. In addition, in order to address our current funding constraints, we may be required to further revise our business plan and strategy, which may result in us (i) significantly curtailing, delaying or discontinuing our DFD-29 research or development programs or the commercialization of any other products, (ii) selling certain of our assets and/or (iii) being unable to expand our operations or otherwise capitalize on our business opportunities. Such measures may become necessary whether or not we are able to raise additional capital. As a result, our business, financial condition, and results of operations could be materially affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not sold any equity securities in transactions that were not registered under the Securities Act, and we nor our affiliates have purchased any equity securities issued by us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Journey Medical Corporation, filed as Exhibit 3.1 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
4.2	Description of Securities of Journey Medical Corporation, filed as Exhibit 4.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
10.1	License Agreement, dated as of August 31, 2023, between Journey Medical Corporation and Maruho Co., Ltd.**+
10.2	Second Amended and Restated License Agreement, dated as of August 31, 2023, between Journey Medical Corporation and Maruho Co., Ltd.**+
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2023.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2023.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2023.***
32.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2023.***

101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**   Filed herewith.

*** Furnished herewith.

+    Certain confidential portions of this exhibit were omitted (indicated by “[***]”) pursuant to Item 601(b)(10)(iv) of Regulation S-K because the information is both not material and the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: November 9, 2023	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Joseph Benesch
Joseph Benesch
Interim Chief Financial Officer
(Principal Financial Officer)