Form 10-K
period 2023-12-31
Journey Medical Corp
filed 2024-03-29
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $12,252,052 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Capital Market on that date of $1.59.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 28, 2024
Class A Common Stock, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	13,932,310

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

JOURNEY MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

●	the fact that our products and product candidates are subject to time and cost intensive regulation and clinical testing and as a result may never be successfully developed or commercialized;
●	a substantial portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income;
●	we operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations;
●	our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results;
●	competition could limit our products’ commercial opportunity and profitability, including competition from manufacturers of generic versions of our products;
●	the risk that our products do not achieve broad market acceptance, including by government and third-party payors;
●	our reliance on third parties for several aspects of our operations;
●	our dependence on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful;
●	the dependence of the success of our business, including our ability to finance our company and generate additional revenue, on the successful development and regulatory approval of the DFD-29 product candidate and any future product candidates that we may develop, in-license or acquire;
●	clinical drug development is very expensive, time consuming, and uncertain and our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates;
●	our competitors could develop and commercialize products similar or identical to ours;
●	risks related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity;
●	the effects of major public health issues, epidemics or pandemics on our product revenues and any future clinical trials;
●	our potential need to raise additional capital;
●	the substantial doubt expressed about our ability to continue as a going concern;
●	Fortress controls a voting majority of our common stock, which could be detrimental to our other shareholders; and
●	the risks described under the section titled “Risk Factors” in this Annual Report.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks which you should be aware of before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in our common stock and are not the only risks we face. These risks are more fully described in the section titled “Risk Factors” of this report on Form 10-K and include the following:

Risks Related to Our Business, Industry and Existing Operating Revenue Stream

●	Our products and product candidates are subject to time and cost intensive regulation and clinical testing. As a result, they may never be successfully developed or commercialized. Further, any approved product may be subject to post-marketing requirements, including studies or clinical trials, the results of which could cause such product to be withdrawn from the market.
●	A substantial portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income.
●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	Our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results.
●	Our competitors may develop treatments for our products’ target indications, which could limit our products’ commercial opportunity and profitability.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties for several aspects of our operations, which limits our control over product development, marketing, manufacturing, and sale processes and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Related to Our Growth

●	Our future growth may depend on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful.
●	We may expend resources on unsuccessful product candidates or indications and may fail to capitalize on more profitable or successful product candidates or indications.
●	There is substantial doubt regarding our ability to continue as a going concern. We may need to raise additional funding (which may not be available on acceptable terms to the Company, or at all) and/or to delay, limit or terminate certain of our product development and commercialization efforts or other operations.

Risks Related to Development and Regulatory Approval of Our Product Candidates (DFD-29)

●	The success of our business, including our ability to finance our company and generate additional revenue, may depend on the successful development and regulatory approval of the DFD-29 product candidate and any future product candidates that we may develop, in-license or acquire.
●	Clinical drug development is very expensive, time consuming, and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates, which could prevent or delay regulatory approval and commercialization.

●	We expect to rely on third-party contract research organizations (“CROs”) and other third parties to conduct and oversee our clinical trials, other aspects of our product development and our regulatory submission process for our product candidates. If these third parties do not meet our requirements, conduct the trials as required or otherwise provide services as anticipated, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or successfully commercialize, our current or any future product candidates when expected or at all.

Risks Pertaining to Intellectual Property, Generic Competition and Paragraph IV Litigation

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours.
●	Any dispute with our licensors may affect our ability to develop or commercialize our product candidates.
●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the United States Patent and Trademark Office (“USPTO”). Such challenges may subject us to costly and time-consuming litigation and/or USPTO proceedings.
●	As a result of the loss of any patent protection from such litigation or USPTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of sales of that product in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Related to our Platform and Data

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity.

Risks Related to Our Finances and Capital Requirements

●	Due to the numerous risks and uncertainties associated with pharmaceutical product development, we may incur losses and may be unable to maintain profitability.
●	If we are unable to raise capital as needed, we may be forced to delay, reduce, or eliminate our operations.

Risks Relating to Owning our Common Stock

●	Our operating results have fluctuated in the past and we expect them to continue to do so. Any such fluctuation may cause our performance to fall below expectations, and our stock price may suffer.

Risks Related to our Relationship with Fortress Biotech, Inc. (“Fortress”)

●	Fortress controls a voting majority of our common stock, which could be detrimental to our other shareholders. Further, Fortress’ ownership qualifies us as a “controlled company” under the Nasdaq listing standards.
●	Fortress’ financial obligations and any potential risk of default may adversely affect the Company or constrain our ability to take certain actions.

PART I

Item 1. Business

OVERVIEW

We are a commercial-stage pharmaceutical company founded in October 2014 that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes seven branded and two authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life, and enabling physicians and other licensed medical professionals to provide better care for their patients. We aim to acquire rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, these products through our field sales organization. Since inception, we have made significant investments to build out our commercial product portfolios, which we believe, coupled with our experienced dermatology sales leadership team and our seasoned field sales force, will position our business for growth. We are a majority-owned subsidiary of Fortress.

2023 Highlights and Events

On December 27, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”). The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the closing date, we drew $15.0 million. The remaining $5.0 million may be drawn upon our request within 12 months after the closing date. Loans under the Credit Facility (the “Term Loans”) mature on December 27, 2027 unless the Credit Facility is otherwise terminated pursuant to the terms of the Credit Agreement and bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments begin in February 2024 and are paid quarterly. Beginning in February 2026, we are required to repay the outstanding principal of the Term Loans quarterly in an amount equal to 7.5% of the principal amount of funded Term Loans. If our total revenue, measured on a trailing twelve-month basis, is greater than $70 million as of December 31, 2025, principal repayment is not required until February 2027, at which point we are required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 15% of the principal amount of funded Term Loans.

On August 31, 2023, we entered into a license agreement (the “New License Agreement”) with Maruho Co., Ltd., a Japanese company specializing in dermatology (“Maruho”), whereby we granted an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos (the “Territory”). Under the terms of the New License Agreement, Maruho paid us $19.0 million as a non-refundable upfront payment. Maruho is also obligated to make royalty payments to us related to sales of the product in the Territory equal to the corresponding rate payable by us to Dermira under the asset purchase agreement between us and Dermira.

In July 2023, we announced positive topline data from our two DFD-29 Phase 3 clinical trials for the treatment of papulopustular rosacea. The Phase 3 clinical trials achieved the co-primary and all secondary endpoints, the subjects completed the 16-week treatment and the drug was well-tolerated. DFD-29 demonstrated statistical superiority over both the standard of care, Oracea® capsules, and placebo for Investigator’s Global Assessment treatment success and the reduction in the total inflammatory lesion count in both studies. We summitted a New Drug Application (“NDA”) under Section 505(b)(2) of the United States Federal Food, Drug and Cosmetic Act (“FDCA”) with the U.S. Food and Drug Administration (the “FDA”) for DFD-29 on January 4, 2024, paying a $4.0 million filing fee, and expect potential approval from the FDA in the second half of 2024. On March 18, 2024, we announced the FDA accepted the Company’s NDA with a Prescription Drug User Fee Act goal date of November 4, 2024.

CORPORATE INFORMATION

Journey Medical Corporation was incorporated in Delaware in 2014. Our executive offices are located at 9237 E Via de Ventura Blvd. Suite 105, Scottsdale, AZ 85258. Our telephone number is 480-434-6670, and our e-mail address is info@jmcderm.com or ir@jmcderm.com.

We maintain a website with the address www.jmcderm.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Our Market, Products and Relevant Disease States

As of December 31, 2023, our major actively marketed products, which have been approved by the FDA for sale in the United States, include:

●	Qbrexza® (a medicated cloth towelette for the treatment of primary axillary hyperhidrosis), acquired and launched in May 2021;
●	Accutane® (an oral isotretinoin drug for the treatment of severe recalcitrant nodular acne), licensed in July 2020 and launched in March 2021;
●	Amzeeq® (minocycline) topical foam, 4% (a topical formulation of minocycline for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in adults and children nine years and older), acquired and launched in January 2022;
●	Zilxi® (minocycline) topical foam, 1.5% (a topical minocycline treatment for inflammatory lesions of rosacea in adults), acquired and launched in January 2022;
●	Exelderm® Cream and Solution (a broad-spectrum antifungal intended for topical use), acquired and launched in October 2018;
●	Targadox® (an oral doxycycline drug for adjunctive therapy for severe acne), licensed in March 2015 and launched in October 2016; and
●	Luxamend® (a water-based emulsion formulated to provide an optimally moist healing environment for superficial wounds; minor cuts or scrapes; dermal ulcers; donor sites; first- and second-degree burns, including sunburns; and radiation dermatitis), acquired in 2021 and launched in 2023.

Additionally, we sell two authorized generic products:

●	sulconazole nitrate cream and solution, 1% antifungal agents indicated for the treatment of tinea cruris and tinea corporis caused by Trichophyton rubrum, Trichophyton mentagrophytes, Epidermophyton floccosum, and Microsporum canis,* and for the treatment of tinea versicolor. *Efficacy for this organism in the organ system was studied in fewer than 10 infections. EXELDERM® Cream is also indicated for the treatment of tinea pedis (athlete’s foot). Effectiveness of EXELDERM® Solution has not been proven in tinea pedis. These products were launched in January 2020; and
●	doxycycline hyclate immediate release 50mg tablets, indicated as adjunctive therapy for severe acne to reduce the development of drug-resistant bacteria as well as to maintain the effectiveness of doxycycline hyclate and other antibacterial drugs, launched in May 2018.

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

The PAH market had approximately 450,000 prescriptions in 2023 according to Symphony Health, excluding over-the-counter (“OTC”) clinical strength anti-perspirants.

Acne and the Current Standard of Care

Acne, also known as acne vulgaris, is a common skin disorder characterized by a blockage of hair follicles, which are clogged with oil and dead skin cells. According to the American Academy of Dermatology (“AAD”), acne is the most common skin condition in the US, affecting up to 50 million individuals annually.

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

Accutane® for the Treatment of Severe Recalcitrant Nodular Acne

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

The oral isotretinoin market had over 2 million prescriptions in 2023 according to Symphony Health.

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

The oral doxycycline market had more than 27 million prescriptions in 2023 according to Symphony Health.

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

The topical acne market had almost 21 million prescriptions in 2023 according to Symphony Health, presenting significant unmet needs of patients and healthcare providers to be addressed. As the first topical minocycline to be approved by the FDA for any condition, we believe that Amzeeq may provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies. Amzeeq has Orange Book-listed patents that extend through September of 2037.

Ximino® for the Treatment of Inflammatory Lesions of Non-Nodular Moderate to Severe Acne

During fiscal 2022 and part of fiscal 2023, we marketed and sold Ximino® (minocycline hydrochloride extended-release 45mg, 90mg, and 135mg capsules), which is indicated for the treatment of inflammatory non-nodular lesions (pimples and red bumps) associated with moderate to severe acne. We discontinued selling Ximino in September 2023.

The oral minocycline market had just under 2.7 million prescriptions in 2023 according to Symphony Health.

Fungal Infections of the Skin and the Current Standard of Care

Fungal skin infections, collectively referred to as dermatomycoses, are common infections caused by ringworms (tinea) and include conditions such as athlete’s foot, jock itch and ringworm of the body. Tinea pedis, commonly known as athlete’s foot, is a form of ringworm that usually develops between the toes. Symptoms include peeling, cracking and scaly feet, blisters, and skin that is red, softened, itching, or burning. Tinea cruris, commonly known as jock itch, is a form of ringworm that affects the groin. Tinea corporis, commonly known as ringworm of the body, is a fungal infection that appears on the body in which the outer part of the sore might be raised while the skin in the middle appears normal. Fungal infections caused by ringworm cause skin rashes that present as itchy, red, raised and scaly rings. These infections are easily transmissible between people, pets or contaminated objects or surfaces but are usually not serious in nature.

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

The topical antifungal market had more than 11 million prescriptions in 2023 according to Symphony Health.

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

Anti-Itch Product for the Treatment of Pruritus

Our acquired anti-itch product is indicated to treat pruritis, scabies, and other skin itch conditions (“Anti-itch Product”). Our Anti-itch Product delivers prescription relief and is non-steroidal and antihistamine free. Topical steroids are effective against itch because they reduce inflammation that can cause itch. However, they are not recommended for long-term use. Antihistamines are also effective in treating some types of itch, but they too have drawbacks with continued use. We plan on launching our Anti-itch Product through our field sales force during the second half of 2024 or first half of 2025.

Rosacea and the Current Standard of Care

Rosacea is a chronic, relapsing, inflammatory skin condition that most commonly presents with symptoms such as deep facial redness, acne-like inflammatory lesions (papules and pustules) and spider veins (telangiectasia). According to The National Rosacea Society, it is estimated that rosacea affects well over 16 million Americans (F1000Research 2018, 7(F1000 Faculty Rev):1885) and as many as 415 million people worldwide. Rosacea is most frequently seen in adults between 30 and 50 years of age. Surveys conducted by The National Rosacea Society report more than 90% of rosacea patients said their condition had lowered their self-confidence and self-esteem, and 41% reported that it had caused them to avoid public contact or cancel social engagements. Among rosacea patients with severe symptoms, 88% said the disorder had adversely affected their professional interactions, and 51% said they had missed work because of their condition. The rosacea market had 3.8 million prescriptions in 2023 according to Symphony Health.

The tetracycline class of antibiotics (minocycline and doxycycline) are considered to be effective options for the treatment of papulopustular rosacea, likely due to anti-inflammatory activities that are usually manifested at doses much lower than those prescribed for treatment of bacterial infections. A low dose of doxycycline (i.e., 40 mg taken once daily) as oral formulation has been approved for the treatment of only inflammatory lesions (papules and pustules) of rosacea and is available under the proprietary name Oracea® in the US. Oracea is generally considered to be the current standard of care. Minocycline, first introduced in 1971, is widely believed to be the most effective tetracycline agent due to its high lipophilicity, which is anticipated to permit greater permeation into, and accumulation in, the sebaceous follicles and layers of the epidermis. We offer two products, Zilxi and, if approved, DFD-29, that we believe provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current rosacea therapies.

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

DFD-29 for the Treatment of Rosacea

DFD-29 is a low-dose minocycline (40 mg) extended release capsule formulation for oral use for the treatment of papulopustular rosacea. The rationale of selecting DFD-29 doses lower than the approved minocycline dose is based on the lower protein binding and higher lipophilicity of minocycline. In a Phase 1 PK study (DFD-29-CD-001) in 24 healthy subjects, the systemic exposure of minocycline from DFD-29 (minocycline HCl) ER capsules 40 mg was much lower than that seen with the approved antibiotic dose of minocycline, although this was not a head-to-head study. A Phase 2 study (DFD-29-CD-002) in 205 subjects with papulopustular rosacea, demonstrated that DFD-29 (40 mg) was significantly superior to placebo and Oracea®, on the co-primary endpoints of IGA treatment success and absolute inflammatory lesion count reduction. The study also showed DFD-29 was well-tolerated. DFD-29 has also shown superiority to Oracea and Placebo on the co-primary endpoints and all secondary endpoints in two phase 3 studies and was well-tolerated. The NDA was filed under Section 505(b)(2) of the FDCA, in January 2024 and is under review by the FDA.

Luxamend® for Wound Healing

Luxamend® is a water-based wound cream formulated for the dressing and management of superficial wounds; minor abrasions; dermal ulcers; donor sites; 1st and 2nd degree burns, including sunburns; and radiation dermatitis. Luxamend contains purified water, white mineral oil, ethylene glycol monostearate, stearic acid, propylene glycol, paraffin wax, squalane, avocado oil, trolamine/sodium alginate, triethanolamine, cetyl palmitate, sodium sulfate (anhydrous), potassium sorbate, methylparaben sodium, propylparaben sodium, sodium hexametaphosphate, sulfamic acid, and allergen-free fragrance. When applied properly to a wound, Luxamend provides an optimum moist environment for the healing process. It is approved as a prescription medical device and is supplied in a 114 gram tube.

Our Strategy

We are a highly focused, pharmaceutical company dedicated to developing and commercializing therapies for the treatment of dermatologic conditions that seeks to deliver value to patients, physicians and the healthcare system, as well as to our stakeholders. Our strategic priorities include continuing to augment and grow our product portfolio and organization in order to maximize long-term value creation. This will consist of both commercial execution on our existing product portfolio, including lifecycle management, out-licensing of our current branded products and/or technologies in global markets, as well as investing in additional growth strategies through product and company acquisitions, licensing, or developing new products.

An important part of our growth strategy is to identify new business development opportunities, including development stage and commercial drugs that we may acquire from other pharmaceutical companies. We are in various stages of discussion for other opportunities, both commercial and development stage, that could drive additional growth in the business. Successful development and commercialization of any future in-licensed development stage or commercial drugs will require us to navigate the many laws and regulations of governmental authorities and regulatory agencies around the world, including the FDA, relating to the manufacture, development, approval and commercialization of investigational drugs. For development stage drugs, we may require financial resources significantly in excess of our current cash on hand and amounts that we may borrow under our Credit Facility, and it may take many years for us to receive marketing approval, if ever, for any in-licensed or acquired product candidate.

Competitive Strengths

To successfully execute our strategy, we must continue to capitalize on our following core strengths:

●	Commercial leadership of our management team with a track record of commercial execution. We have a highly skilled and customer-focused management team in critical leadership positions across our Company. Our senior management team has over 135 years of collective sales and marketing experience in the pharmaceutical industry and a proven track record of developing businesses and creating value. Members of our management team have developed, launched, commercialized, and managed brands generating over $3 billion in aggregate peak sales, collectively, at leading dermatology organizations. This experience includes improving business performance through organic revenue growth, maximizing operational efficiencies and through the identification, consummation and integration of licensing and acquisition opportunities. Our senior management team has extensive roots in the dermatology industry, with many of them having worked at and held senior positions with Medicis Pharmaceutical, Inc. leading up to the company’s acquisition by Valeant Pharmaceuticals, Inc. (now Bausch Health Pharmaceuticals, Inc.) for $2.6 billion in 2012. Our strategic approach leverages our management team’s experience with the capabilities of our field sales force to drive performance based on prescribing habits, brand preferences, promotional strategies and profit optimization while focusing on customer service excellence for our providers and their patients.
●	Performance and experience of our accomplished field sales force. Our current seasoned field sales force has deep-rooted and longstanding customer relationships in their respective territories. We have strategically optimized our sales outreach to cover over 80% of dermatologists in the top 50 U.S. metropolitan statistical areas and over 70% of the overall dermatology prescribing market. We are able to leverage the experience of our field sales force to create a tailored and entrepreneurial compensation plan that incentivizes our field sales force and aligns their activities with our corporate performance and growth objectives. We intend to continue to build a team of committed, experienced employees and to engage with patients and members of the dermatology community. Additionally, we believe that consolidation in the medical dermatology industry has resulted in an enhanced opportunity for a medical dermatology-focused company to build relationships with these stakeholders and has made available a large and growing talent pool of experienced individuals who can make significant contributions to our Company.
●	Specialized and differentiated access and distribution model. We have a specialized and differentiated access and distribution network of over 600 specialty pharmacies and wholesalers, where we directly sell our products, with limited distribution through traditional national wholesalers. This decentralized approach allows us to maximize our brand equity across our product portfolio through strategic relationships directly with pharmacies and allows us to provide exceptional customer service and access to patients and physicians.
●	Active business development initiative. Business development plays a vital role in our growth strategy as we look to build scale. We consistently evaluate both synergistic acquisitions that leverage our existing infrastructure, as well as more transformative assets that would require building out or restructuring our field sales force. We have extensive relationships in the industry that help us stay abreast of developments in our space and continually monitor new opportunities. We believe that we are an ideal partner for development stage companies with limited or no commercial capabilities, as well as established pharmaceutical companies looking to deprioritize their dermatology portfolio. We regularly engage in discussions with an array of companies, including traditional large pharma, mid-size specialty pharma companies and smaller companies that focus on research and development, although we have not entered into any definitive agreements or arrangements. Another important part of our business development strategy is to continue to out-license our branded products and/or proprietary technologies in global markets.

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

License & Collaboration Agreements and Acquisitions

We continue to seek to enhance our product line and develop a balanced portfolio of differentiated products through product acquisitions and in-licensing or acquiring rights to products and technologies from third parties. We intend to enter into strategic alliances and collaborative arrangements with third parties, which will give us rights to develop, manufacture, market and/or commercialize pharmaceutical products, the rights to which are primarily owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements will potentially enable us to share the risk of incurring all research and development expenses that do not lead to revenue-generating products. However, because profits from alliance products are shared with the counterparties to the collaborative arrangement, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had we not opted for a development partner. From time to time, we may also seek to grant licenses or sublicenses of rights to develop, sell and distribute our products to third parties in exchange for the payment of license fees and/or royalty payments.

Environmental Matters

Our operations are subject to substantial federal, state and local environmental laws and regulations concerning, among other matters, the generation, handling, storage, transportation, treatment and disposal of, and exposure to, hazardous substances. Violation of these laws and regulations, which may change, can lead to substantial fines and penalties. Many of our third-party operations require environmental permits and controls to prevent and limit pollution of the environment. We believe that the facilities of our third-party service providers are in substantial compliance with applicable environmental laws and regulations, and we do not believe that future compliance costs will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Employees and Human Capital Management

We currently employ 58 individuals, all of whom are full-time employees. We have 41 employees in sales and marketing, 14 employees in general and administrative positions, and 3 employees in research and development positions. Additionally, we have retained a number of expert advisors and consultants that help us navigate through different aspects of our business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our new and existing employees. The principal purpose of our equity incentive plan is to attract, retain, and motivate selected employees, consultants, and directors through the granting of share-based compensation awards and cash-based bonus awards.

Geographic Areas

All of our product revenues are generated from operations or otherwise earned within the U.S. We are entitled to receive commercial milestones payments from Maruho, our exclusive licensing partner in Japan, based on certain net sales achievements for Rapifort® Wipes 2.5% (Qbrexza®), for the treatment of primary axillary hyperhidrosis. We also received a one-time upfront license payment totaling $19.0 million from Maruho during 2023 under the New License Agreement in which we granted Maruho exclusive rights to Qbrexza in Korea and other Asian countries.

Seasonality of Business

Our business is affected by the standard annual insurance deductible resets, as well as the purchasing patterns and concentration of our customers; however, our business is not materially impacted by seasonality. There are no assurances that these historical trends will continue in the future.

Relationship with Fortress

General

Fortress is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities founded by Fortress and in which it maintains significant minority ownership positions. Fortress has a talented and experienced business development team, comprised of scientists, doctors, and finance professionals, who identify, evaluate, and propose for our consideration promising products and product candidates. We have a nine-year operating history and we are a majority owned subsidiary of Fortress.

Product Licensing Agreements and Asset Acquisitions

Rapifort® Wipes 2.5% (Qbrexza)

On August 31, 2023, we entered into the New License Agreement with Maruho, whereby we granted an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis in the Territory. Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza in the Territory, Maruho paid $19.0 million as a non-refundable upfront payment.

On February 11, 2022, we announced that Maruho received marketing and manufacturing approval for Rapifort Wipes 2.5% (Qbrexza), for the treatment of primary axillary hyperhidrosis, triggering a net $2.5 million milestone payment to us. The net payment reflected a milestone payment of $10.0 million to us from our exclusive licensing partner in Maruho, offset by a $7.5 million payment to Dermira, pursuant to the terms of the asset purchase agreement between us and Dermira. In conjunction with the terms of the licensing agreement with Maruho, the milestone payment was due from Maruho within 30 days of the approval. We acquired global rights to Qbrexza from Dermira in 2021.

Amzeeq, Zilxi, FCD105 and the Molecule Stabilizing Technology Platform

On January 12, 2022, we entered into an Asset Purchase Agreement (the “APA”) with Vyne Therapeutics Inc. (“Vyne”) to acquire Vyne’s Molecule Stabilizing Technology™ franchise (the “Acquisition”) for an upfront payment of $20.0 million, with an additional $5.0 million payment due on the one-year anniversary of the closing of the Acquisition. The APA also provides for contingent net sales milestone payments: in the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, we will be required to make a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, in that year only, per product, totaling up to $450.0 million. In addition, Journey will pay Vyne 10% of any upfront payment received by Journey from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the APA. There are no subsequent milestone payments or royalties beyond the aforementioned payments. The Acquisition included two FDA-approved products (Amzeeq® and Zilxi®), and a development-stage dermatology program (FCD105), along with the Molecule Stabilizing Technology proprietary platform.

DFD-29 Agreement

On June 29, 2021, we entered into a license, collaboration, and assignment agreement with Dr. Reddy’s Laboratories, Ltd. (“DRL”) to obtain the global rights for the development and commercialization of DFD-29, a late-stage development modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea (the “DFD-29 Agreement”). We acquired global rights to DFD-29, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets including Brazil, Russia, India, China and the Commonwealth of Independent States (“CIS”) countries. Pursuant to the DFD-29 Agreement, we agreed to make an upfront payment of $10.0 million, comprised of a $2.0 million payment upon execution and $8.0 million which was paid on September 29, 2021, 90 days following execution, with additional contingent regulatory, commercial, and corporate-based milestone payments, totaling up to $158.0 million. Royalties ranging from ten percent to twenty percent are payable on net sales of the product. Royalties are payable in each country until the last-to-expire patent in such country expires. Royalties are subject to a 50% reduction in the event that a generic competitor launches in an applicable country where we market and sell the product. We are responsible for the prosecution and enforcement of patents licensed under the DFD-29 Agreement. The DFD-29 Agreement contains customary representations, warranties, and indemnities, and title transfers to us on the date of achievement of certain regulatory milestones set forth in the agreement, after which our licenses become our acquired assets. Each party may also terminate the DFD-29 Agreement for material breach by the other party or for certain bankruptcy or insolvency related events. Additionally, we agreed to fund and oversee the Phase III clinical trials. From inception to date we have incurred approximately $23.8 million in costs associated with the development of DFD-29.

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

Qbrexza Agreement

On March 31, 2021, we executed an asset purchase agreement for Qbrexza® (the “Qbrexza APA”) with Dermira Inc. (“Dermira”), pursuant to which we acquired global ownership to Qbrexza (glycopyrronium), a prescription cloth towelette approved to treat primary axillary hyperhidrosis in people nine years of age and older. The transaction closed on May 14, 2021, and pursuant to the Qbrexza APA, we made an upfront $12.5 million cash payment to Dermira. We are obligated to make payments to Dermira of up to $144.0 million in the aggregate upon the achievement of certain milestones. For the first two years, we were required to pay royalties on sales ranging from the mid-thirty to the mid-twenty percent. Thereafter, we are required to pay royalties on Qbrexza net sales ranging from the lower teen digits to the upper teen digits, which are payable for a period of eight years ending in 2029, subject to certain reductions. The Qbrexza APA contains customary representations, warranties, and indemnities. Each party may also terminate the Qbrexza APA for material breach by the other party.

As part of the Qbrexza APA, we were assigned an exclusive license agreement with Rose University (“Rose U”) pursuant to which we obtained a worldwide exclusive license within a field of use including hyperhidrosis to practice, enforce and otherwise exploit certain patent rights, know-how and data related to Qbrexza. The license agreement with Rose U includes a sublicense of certain data and an assignment of certain regulatory filings which Rose U had obtained from Stiefel Laboratories (“Stiefel”). In connection with the license agreement, we assumed Rose U’s obligations to Stiefel to use commercially reasonable efforts to develop and commercialize products using the licensed patent rights, know-how and data.

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

We are permitted to grant sublicenses to the licensed rights and may assign the agreements upon our acquisition or that of our assets that relate to the license agreement. We may terminate the license agreement if Rose U experiences certain insolvency events or if Rose U commits a material breach of the license agreement, subject to applicable cure provisions. Rose U may terminate the license in certain circumstances if we experience certain insolvency events or if we commit a material breach of the license agreement or if we cause Rose U to be in material breach of its license agreement with Stiefel, subject in each case to applicable cure provisions. Subject to earlier termination, the license agreement remains in effect until 15 years following the first commercial sale of a licensed product have elapsed or, if later, the date that the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned. As of December 31, 2023, the last-to-expire issued patent relating to Qbrexza that we license under the license agreement with Rose U expires in 2029.

Accutane Agreement

On July 29, 2020, we entered into a license and supply agreement for Accutane® (the “Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, we agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million. To date, we have paid all of the additional milestone payments. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. Royalties in the low-double digits based on net sales, subject to specified reductions, are also due.

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

Anti-Itch Product Agreement

On December 18, 2020, we entered into an asset purchase agreement for our Anti-itch Product (the “Anti-itch APA”) with Sun Pharmaceutical Industries, Inc. (“Sun”). Pursuant to the Anti-itch APA, total consideration is $4.0 million, comprised of an upfront payment of $2.0 million, payable upon execution. Through December 31, 2023, we have paid $4.0 million and have no additional payment obligations. The Anti-itch APA contains customary representations, warranties, and indemnities. There are no subsequent milestone payments or royalties beyond the aforementioned payments. We intend to launch this product during the second half of 2024 or first half of 2025.

Ximino Agreement

On July 22, 2019, we entered into an asset purchase agreement for Ximino® (the “Ximino APA”) with Sun. Pursuant to the Ximino APA, total consideration is $9.4 million, with an upfront payment of $2.4 million, which was payable within 60 days after execution on September 22, 2019.

Pursuant to the terms of the Ximino APA, the remaining $7.0 million is due on the second anniversary and for the next four anniversaries of the Ximino APA thereafter. In addition, we are obligated to pay royalties in the mid-single digits based on net sales of Ximino, subject to specified reductions until the end of 2022. The Ximino APA contains customary representations, warranties, and indemnities. Each party may also terminate the Ximino APA for material breach by the other party or for certain bankruptcy or insolvency related events. No additional licensing or milestone payments are required. We commenced sales of this product in August 2019. We discontinued selling Ximino in September 2023.

Exelderm Agreement

On August 31, 2018, we entered into an asset purchase agreement for Exelderm® (the “Exelderm APA”) with Sun. Pursuant to the Exelderm APA, total consideration is $1.6 million, comprised of an upfront payment of $1.2 million, which was payable within 60 days after execution on October 31, 2018. The remaining milestone payment was contingent upon net sales reaching a certain threshold, at which point a $0.4 million payment became due. This threshold was achieved in 2020 and paid in early 2021. We were obligated to pay royalties in the low-double digits based on net sales of Exelderm until the end of 2023, and no additional licensing or milestone payments are required. We commenced sales of this product in August 2018.

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

Research and Development

As discussed above, on June 29, 2021, we obtained the global rights from DRL for the development and commercialization of DFD-29, a late-stage development modified release oral minocycline that is being developed for the treatment of inflammatory lesions of rosacea. Through this collaboration, the parties were required to work together to complete the development of DFD-29, which included conducting two Phase III studies to assess the efficacy, safety and tolerability of oral DFD-29 for the treatment of rosacea and the January 4, 2024 regulatory submission of an NDA under Section 505(b)(2) of the FDCA. DRL provided development support, including responding to any requests for information or clarification from FDA regarding the NDA.

On March 17, 2022, we dosed the first patient in our Phase III clinical trials evaluating DFD-29 (Minocycline Modified Release Capsules 40 mg) for the Treatment of Rosacea. We filed the NDA with the FDA on January 4, 2024. The two Phase III studies conducted in the US and Germany demonstrated that DFD-29 was statistically superior to Oracea® and Placebo on multiple efficacy endpoints relevant to the treatment of rosacea. DFD-29 also demonstrated statistical superiority to Placebo in reducing erythema of rosacea. The safety profile of DFD-29 in the two Phase III studies was similar to Placebo. Based on the Phase III data, we are seeking an indication to treat inflammatory lesions and erythema of rosacea in patients 18 years of age and older for DFD-29.

Intellectual Property

General

We rely on a combination of contractual provisions, confidentiality policies and procedures and patent, trademark, copyright and trade secrecy laws to protect the proprietary aspects of our technology and business. Three of our marketed products, Accutane, Targadox, and Exelderm, do not have patent protection and/or are not otherwise eligible for patent protection. As part of our development and acquisition strategy, we place a strong emphasis on the patent protection for potential products.

Three of our marketed products, Qbrexza, Amzeeq, and Zilxi, as well as DFD-29, currently have patent protection.

Qbrexza Patents

We own or have an exclusive license to twenty two issued U.S. patents and forty one issued foreign patents, which include granted European patent rights that have been validated in selected European Patent Organization (“EPO”) member states (Switzerland, Germany, Spain, France, Great Britain, Ireland, and Italy), Australia, Canada, Mexico, Israel, Japan, Hong Kong, Korea, and New Zealand, Singapore, and South Africa, and six pending U.S. patent applications, one pending Patent Cooperation Treaty application, and sixteen pending foreign patent applications. Of these patents and patent applications:

There are eighteen issued U.S. patents, thirty seven issued foreign patents (AU, CA, selected EP member states, Mexico, Japan, Hong Kong, Korea, New Zealand, Singapore, and South Africa), two pending U.S. patent applications and three pending foreign applications (in Israel and Hong Kong), all relating to Qbrexza. We own fourteen of the issued U.S. patents, both of the pending U.S. patent applications, twenty of the issued foreign patents, and two of the pending foreign applications, and have exclusively licensed from Rose U worldwide rights to four of the issued U.S. patents, seventeen issued foreign patents, and one pending foreign patent applications. The issued Qbrexza patents contain claims directed to individually packaged wipes for the treatment of hyperhidrosis where the wipes contain a composition comprising Qbrexza or other related compounds, and methods of alleviating hyperhidrosis using such compositions and contain claims directed to compositions comprising Qbrexza or other related compounds, individually packaged wipes comprising such compositions, absorbent pads comprising Qbrexza pharmaceutical compositions and methods of treating hyperhidrosis with topical administration of Qbrexza or other related compounds. The issued U.S. and foreign patents relating to Qbrexza will expire between 2028 and 2033 and the pending U.S. and foreign patent applications relating to Qbrexza, if issued, will expire between 2028 and 2034.

Amzeeq, Zilxi & the Molecular Stabilizing Technology Platform Patents

We own thirty nine issued U.S. patents and twenty issued foreign patents, and nine pending U.S. patent applications, and two pending foreign patent applications. Of these patents and patent applications:

●	There are twenty one issued U.S. patents, fifteen issued foreign patents (Australia, Canada, Europe, Israel, Mexico, United Kingdom, South Africa), six pending U.S. patent applications and one pending foreign application (Canada), all relating to Amzeeq. The issued Amzeeq patents contain claims directed to compositions and use of the compositions (method claims). The issued U.S. and foreign patents relating to Amzeeq will expire between 2030 and 2037 and the pending U.S. and foreign patent applications relating to Amzeeq will expire between 2030 and 2037.
●	There are fourteen issued U.S. patents, fifteen issued foreign patents (Australia, Canada, Europe, Israel, Mexico, United Kingdom, South Africa), four pending U.S. patent applications and one pending foreign application (Canada), all relating to Zilxi. The issued Zilxi patents contain claims directed to compositions and use of the compositions (method claims). The issued U.S. and foreign patents relating to Zilxi will expire between 2030 and 2037 and the pending U.S. and foreign patent applications relating to Zilxi will expire between 2030 and 2037.
●	The other patents related to molecular stabilizing platform but not products directly are sixteen issued U.S. patents, three pending U.S. patent applications, and five issued foreign patents (Canada, Israel, and Mexico).

DFD-29 Patents

With regard to DFD-29, we have an exclusive license to one U.S. patent family including three issued U.S. patents and one U.S. continuation application, as well as one issued foreign patent (Mexico) and eight foreign pending patent applications (one in each of Australia, Canada, Europe, Japan, Korea, and South Africa; and two in New Zealand) covering methods of treating an inflammatory skin condition by selecting and administering an oral composition comprising reduced dose of minocycline and the relevant pharmacokinetic parameters, and we intend to pursue composition-of-matter patents, where possible, and dosage and formulation patents, as well as method-of-use patents on novel indications for known compounds. The three issued U.S. patents will expire in 2039.

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

If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology, neither of which may be possible. In the event of litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license under the disputed rights of such third party, and/or require us to cease use of the technology. Moreover, our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation could involve substantial costs.

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

There can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition, that our confidentiality agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that other third parties will not otherwise gain access to our trade secrets and other intellectual property.

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

Our major competitors, including Galderma Laboratories, Almirall, Novan Therapeutics, Leo Pharma, Mayne Pharma, Botanix Pharmaceuticals, and Ortho Dermatologics, among others, vary depending on therapeutic and product category, dosage strength and drug-delivery systems, among other factors.

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

Supply and Manufacturing

We have limited experience in manufacturing products for clinical or commercial purposes, and we currently do not have any internal manufacturing capabilities. We currently rely upon multiple contract manufacturers to produce our products and clinical supply of product candidates and will continue to rely upon contract manufacturers for any current or future product candidates under current Good Manufacturing Practice (“cGMP”) regulations for use in pre-clinical and clinical activities. Due to the risks associated with reliance on third-party manufacturing, as part of our current and future strategy of licensing, acquiring, or the future development of assets, we currently, and will continue to, secure manufacturing agreements with either a counterparty to a transaction, with one or more of our contract manufacturers or additional contract manufacturers. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful. Our third-party manufacturers have a limited number of facilities in which our product candidates can be produced and may have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control. We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

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

Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from clinical trials not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings of safety and effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired; until any non-patent exclusivity, such as exclusivity for obtaining approval of a New Chemical Entity (“NCE”), listed in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book,” for the referenced product has expired; and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. In the interim period, the FDA may grant tentative approval. Tentative approval indicates that the FDA has determined that the applicant meets the standards for approval as of the date that the tentative approval is granted. Final regulatory approval can only be granted if the FDA is assured that there is no new information that would affect final regulatory/ approval.

The FDA may request a Risk Evaluation and Mitigation Strategy (“REMS”), as part of an NDA, ANDA, 510(K) or BLA. The REMS typically contains some combination of post-marketing obligations of the sponsor to train prescribing physicians, monitor drug use, including off-label use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

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

If the FDA grants approval, the approval will be limited to those conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA, ANDA, 510(K), or BLA. Certain changes to an approved BLA, including, with certain exceptions, any significant changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims exceeding those contained in approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, untitled letters, Form 483s, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, that it will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

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

These laws are applicable to us as both a manufacturer and a supplier of products reimbursed by federal healthcare programs, and they also apply to physicians and other potential purchasers of our products.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal liability and amends provisions on the reporting, investigation, enforcement, and penalizing of civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of, or payment for healthcare benefits, items or services by a healthcare benefit program, which includes both government and privately funded benefits programs; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Additionally, the DSCSA directs FDA to establish national licensure standards for wholesale distributors and third-party logistics providers, and requires these entities report licensure and other information to FDA annually. The implementation and enforcement of complete unit level traceability of verifiable return serialization, including aggregation throughout the whole supply chain, is not required as of November 27, 2023. Although the rule regarding wholesale distributor verification of saleable returned products does not directly apply to our Company, we are required to assist our wholesale distributor customers by setting in place mechanics that would allow for traceability of returns in the supply chain. If we are not able to come into compliance of this rule, our wholesale distributor customers may not accept our returns on our behalf.

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

The majority of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Three of our marketed products, Qbrexza, Amzeeq, and Zilxi as well as DFD-29, currently have patent protection. Three of our marketed products, Accutane, Targadox, and Exelderm, do not have patent protection or otherwise are not eligible for patent protection. Accutane currently competes in the Isotretinoin market with five other therapeutic equivalent (“AB rated”) products. Targadox faces AB rated generic competition. Exelderm may face AB rated generic competition in the future.

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

Any disruptions to the capabilities, composition, size or existence of our field sales force may have a significant adverse impact on our existing revenue stream. Further, our ability to effectively market and sell any future products that we may develop will depend on our ability to establish and maintain sales and marketing capabilities or to enter into agreements with third parties to market, distribute and sell any such products.

Our field sales force has been and is expected to continue to be an important contributor to our commercial success. Any disruptions to our relationship with our field sales force could materially adversely affect our product sales. We may rely on professional employer organizations and staffing organizations for the employment of our field sales force in the future.

The establishment, development, and/or expansion of a field sales force, either by us or certain of our partners or vendors, or the establishment of a field sales force to market any products for which we may have or receive marketing approval, is expensive and time-consuming and could delay any such product launch or compromise the successful commercialization of such products. If we are unable to establish and maintain sales and marketing capabilities or any other non-technical capabilities necessary to commercialize any products that may be successfully developed, we will need to contract with third parties to market and sell such products. We may not be able to establish or maintain arrangements with third parties on commercially reasonable terms, or at all, which would have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

Changes to marketing approval policies or the regulatory landscape during the development period may cause rejection of or delays in the approval of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or decide that our data is insufficient for approval and require costly additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining or fail to obtain or maintain any necessary approvals of any current or future product candidates, receive approval for fewer or more limited indications than we request or without including the labeling claims we desire, our future commercial prospects may be harmed and our ability to generate revenue may be materially impaired. Even if we do receive approval, it may be contingent on the performance of costly post-marketing clinical trials to verify whether or not the drug provides the anticipated clinical benefit, in order to maintain the approval.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective. If the FDA or any regulatory authority limits the scope of our indication, or if we are unable to obtain FDA approval for any desired future indications for our products, our ability to effectively market and sell our products may be reduced and our business may be adversely affected. Further, we are only permitted to promote our products for those indications specifically approved by the FDA and there are restrictions around making communications regarding uses not approved and described in the product’s labeling. If our promotional activities fail to comply with these regulations or guidelines, we may be subject to advisory or enforcement action by these authorities. In addition, our failure to follow FDA requirements or guidelines relating to promotion and advertising may cause the FDA to suspend or withdraw an approved product from the market, require a recall or institute fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

If the FDA does not conclude that a product candidate satisfies the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidate under Section 505(b)(2) are not as we expect, the approval pathway for the product candidate will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). In addition, the pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

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

Any of these events could prevent us from achieving or maintaining market acceptance of any current or future product candidate or could substantially increase our development and commercialization costs and expenses, which could delay or prevent us from generating significant revenues.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products or their manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning letters, untitled letters, or Form 483s;

●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits;
●	suspension or withdrawal of marketing or regulatory approvals;
●	suspension of any ongoing clinical trials;
●	denial of permits to import or export our products;
●	product seizure; or
●	injunctions or the imposition of civil or criminal penalties.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of our current products or current or future product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors for the sales of our products and sales to customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute (“AKS”) and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any current products or current or future product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	AKS, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. The OIG continues to make modifications to existing AKS safe harbors which may increase liability and risk as well as adversely impact sales relationships. The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists, chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members;
●	Increased OIG scrutiny on the sale of our products through specialty pharmacies by means of direct investigation or by issuance of unfavorable Opinion Letters which may curtail or hinder the sales of our products based on risk of enforcement upon our-selves or our buyers;
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers;
●	state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
●	state and foreign laws governing the privacy and security of health information in certain circum-stances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The commercial success of our products or any current or future product candidates will depend upon their acceptance by the medical community and coverage and reimbursement for our products by third-party payors, including government payors. The degree of market acceptance of our products or any other potential product candidate we may develop, license or acquire will depend on a number of factors, including:

●	the success of any potential clinical studies during the drug development process;
●	limitations of use, contraindications, or warnings contained in the product’s FDA-approved labeling;
●	changes in the standard of care for the targeted indications for any current or future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval;

●	ability to be listed on formularies (lists of recommended or approved medicines and other products) and reimbursement lists by demonstrating the qualities and treatment benefits of our products within their approved indications; and
●	potential advantages over, and availability of, alternative treatments.

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

In order to commercialize any current or future product candidates that have not yet received marketing approval or for which we have not yet acquired rights, we may need to build additional marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services tailored to those products, and we may not be successful in doing so. In the event of successful development and regulatory approval of any potential new product candidate, or a new product acquisition, we expect to build a targeted specialist field sales force to market or co-promote that specific product. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a field sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a future product candidate or acquired product for which we recruit a field sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Our current assumptions, projected commercial sales of our products, clinical development plans and regulatory submission timelines are uncertain and may not emerge as expected. Additionally, as a result of recurring losses from operations, we have concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023. In addition to reductions in sales force and marketing expenses, we may also seek to raise capital through additional debt or equity financing, which may include sales of securities under our existing shelf registration statement on Form S-3, including under the Sales Agreement with B. Riley, or under a new registration statement.

Our efforts to raise additional funding may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness in addition to our current facility with SWK, if incurred, would result in increased fixed payment obligations, and we may be required to agree to further certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be required to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

As of December 31, 2023, our major marketed products that have been approved by the FDA for sale in the United States include Qbrexza®, Accutane®, Amzeeq®, Zilxi®, Exelderm®, Targadox® and Luxamend®. However, our business remains dependent on the successful development and regulatory approval of additional product candidates.

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

Even though we are a cash generating, commercial organization, we have a limited operating history. We have focused primarily on in-licensing, developing, commercializing and/or manufacturing and selling our products. Potential future losses, among other things, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with commercialization and/or developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or if we will be able to maintain profitability. Any future net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	our current or any future product candidates are approved for commercial sale, due to our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	we acquire or in-license new products for development and/or sale;
●	we are required by the FDA, or foreign regulatory authorities, to perform studies in addition to those currently expected;

●	there are any delays in completing our clinical trials or the development of our current or any future product candidates;
●	we execute other collaborative, licensing or similar arrangements that require us to make payments and/ or expend funds;
●	there are variations in the level of expenses related to our future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved;
●	there are any regulatory developments affecting our products, current or future product candidates, or the product candidates of our competitors; or
●	the level of underlying demand for our products and wholesalers’ buying patterns.

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

Even if we do achieve sustainable profitability, we may not be able to maintain or increase profitability on a quarterly or annual basis. Our failure to remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain or initiate any research and development efforts, diversify our product offerings or even continue our operations. A decline in our value could also cause you to lose all or part of your investment.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate any future product development programs or commercialization, manufacturing and/or sales efforts.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate future product development or current or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We are an EGC and, as long as we continue to be an EGC, we may continue to avail ourselves of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We could be an EGC for up to five years following the completion of our November 2021 public offering. We will cease to be an EGC upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the aforementioned offering, (ii) the first fiscal year after our annual gross revenue is $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock, and the price of our common stock may be more volatile.

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

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. For example, the United States recently passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, operations, privacy and compliance issues are identified and addressed through a multi-faceted approach. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes.

We have implemented a cybersecurity risk management program that leverages the National Institute of Standards and Technology (“NIST”) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation.

Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Our cybersecurity team collaborates with stakeholders across our business units to further analyze the risk to the company, and form detection, mitigation and remediation strategies. Our risk management program also assesses third-party cybersecurity risks and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity” in our risk factor disclosures in Item IA of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our management. Our executive management is responsible for the oversight of risks from cybersecurity threats. Members of our board of directors receive updates from our executive management team regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives.

Our cybersecurity risk management and strategy processes are overseen by leaders from our information security, compliance and legal teams. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to our board of directors on any appropriate items.

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

Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333 - 269079), which was declared effective by the SEC on January 26, 2023. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). In connection with the 2022 Shelf, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), relating to shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell up to 4,900,000 shares of our common stock, par value $0.0001 per share, from time to time through or to B. Riley acting as our agent or principal. During 2023, we issued 748,703 shares of common stock under the 2022 Shelf, generating net proceeds of $4.5 million. At December 31, 2023, 4,151,297 shares remain available for issuance under the Sales Agreement.

We currently intend to use the net proceeds from this offering for general corporate purposes, including working capital, research and development, payments for research and development — licenses acquired, sales and marketing activities, general administrative matters, operating expenses and capital expenditures.

Holders

As of March 28, 2024, there were approximately 44 holders of record for our common stock and 1 holder of record for our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners and whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never paid cash dividends on any of our capital stock and currently intend to retain our future earnings, if any, to fund the development and growth of our business.

Item 6. [RESERVED.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Form 10-K. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Please see the section titled “Special Cautionary Notice Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K for more information. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” herein. As used below, the words “we,” “us” and “our” refer to Journey Medical Corporation and its consolidated subsidiaries.

Overview

We are a commercial-stage pharmaceutical company founded in October 2014 that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes seven branded and two authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life, and enabling physicians and other licensed medical professionals to provide better care for their patients. We aim to acquire rights to future products by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through our field sales organization. Since inception, we have made significant investments to build out our commercial product portfolios, which we believe, coupled with our experienced dermatology sales leadership team and field sales force, will position our business for growth. We are a majority-owned subsidiary of Fortress.

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

Revenue Recognition

Our gross product revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration represents chargebacks, coupons, discounts, other sales allowances and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period. Historically, adjustments to these estimates to reflect actual results or updated expectations have not been material to our overall business. Coupons, however, can have a significant impact on year-over-year individual product revenue growth trends. If any of our ratios, factors, assessments, experiences, or judgments are not indicative or accurate estimates of our future experience, our results could be materially affected. The potential of our estimates to vary differs by program, product, type of customer and geographic location.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,		Change
($ in thousands, except per share data)	2023	2022	$	%
Revenue:
Product revenue, net	$59,662	$70,995	$(11,333)	(16)%
Other revenue	19,519	2,674	16,845	630%
Total revenue	79,181	73,669	5,512	7%

Operating expenses
Cost of goods sold - product revenue	26,660	30,775	(4,115)	(13)%
Research and development	7,541	10,943	(3,402)	(31)%
Selling, general and administrative	43,910	59,468	(15,558)	(26)%
Loss on impairment of intangible assets	3,143	—	3,143	100%
Total operating expenses	81,254	101,186	(19,932)	(20)%
Loss from operations	(2,073)	(27,517)	25,444	(92)%

Other expense
Interest income	(322)	(60)	(262)	437%
Interest expense	1,698	2,019	(321)	(16)%
Foreign exchange transaction losses	183	89	94	106%
Total other expense	1,559	2,048	(489)	(24)%
Loss before income taxes	(3,632)	(29,565)	25,933	(88)%

Income tax expense	221	63	158	251%
Net Loss	(3,853)	(29,628)	25,775	(87)%

Revenues

The following table reflects our revenue by product for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,		Change
($in thousands)	2023	2022	$	%
Qbrexza®	$25,410	$26,715	$(1,305)	(5)%
Accutane®	20,168	18,373	1,795	10%
Amzeeq	6,201	7,242	(1,041)	(14)%
Targadox®	3,204	7,972	(4,768)	(60)%
Exelderm®	2,395	3,463	(1,068)	(31)%
Zilxi	1,962	2,273	(311)	(14)%
Ximino®	287	4,957	(4,670)	(94)%
Luxamend®	35	—	35	100%
Total net product revenue	$59,662	$70,995	$(11,333)	(16)%

Total net product revenues decreased $11.3 million, or 16%, to $59.7 million for the year ended December 31, 2023, from $71.0 million for the year ended December 31, 2022. The decrease is primarily due to lower unit volumes from our legacy products, Targadox, Ximino and Exelderm driven specifically by continued generic competition for Targadox and the winding down, and ultimate discontinuation of Ximino, during the third quarter of 2023. Despite unit volume increases from period-to-period for Qbrexza, Amzeeq and Zilxi, net revenues for these products were negatively impacted by higher managed care rebates due to higher managed care program costs. In addition, Qbrexza net revenue was negatively impacted by coupon deductible rate resets in the beginning of 2023, and isolated charges in the first quarter of 2023 for higher-than-anticipated returns from the Dermira product lots purchased in 2021, as well as higher government rebates from increases in certain state rebate programs. As of July 1, 2023, we no longer participate in these programs. Accutane net product revenue increased $1.8 million from 2022 due to increased unit volume resulting from our focused sales and marketing efforts.

Other revenue

	For the Years Ended
	December 31,		Change
($in thousands)	2023	2022	$	%
Non-refundable upfront payment from Maruho	$19,000	$—	$19,000	100%
Net milestone payment from Maruho	—	2,500	(2,500)	(100)%
Royalties on sales of Rapifort® Wipes 2.5%	519	174	345	198%
Total other revenue	$19,519	$2,674	$16,845	630%

Other revenues increased approximately $16.8 million, to $19.5 million for the year ended December 31, 2023, from $2.7 million for the year ended December 31, 2022. Other revenue for the year ended December 31, 2023 includes a $19.0 million non-refundable upfront payment from Maruho under the New License Agreement. Royalties on sales of Rapifort Wipes 2.5% in Japan were $0.5 million for the year ended December 31, 2023 as compared to $0.2 million for the year ended December 31, 2022. Other revenue for the year ended December 31, 2022 includes a net $2.5 million milestone payment from Maruho. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort Wipes 2.5% (Japanese equivalent to U.S. FDA approved QBREXZA®), for the treatment of primary axillary hyperhidrosis, triggering the one-time net payment. Sales of Rapifort in Japan will no longer be subject to a royalty after October 1, 2023 in accordance with the Second A&R License Agreement.

Gross - to - Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Chargebacks	Distributor	Prompt			Managed
	and other	Service	Pay			Care	Gov’t
($’s in thousands)	allowances	Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2021	$622	$791	$197	$3,240	$4,992	$3,492	$690	$14,024
Current provision related to sales in the current period	2,663	5,868	1,104	5,387	117,883	22,654	3,651	159,210
Checks/credits issued to third parties	(3,032)	(5,730)	(1,094)	(4,938)	(121,179)	(22,552)	(3,331)	(161,856)
Balance as of December 31, 2022	$253	$929	$207	$3,689	$1,696	$3,594	$1,010	$11,378
Current provision related to sales in the current period	1,856	5,439	976	5,483	94,822	22,934	5,191	136,701
Checks/credits issued to third parties	(2,016)	(5,470)	(1,041)	(5,095)	(93,074)	(21,318)	(5,948)	(133,962)
Balance as of December 31, 2023	$93	$898	$142	$4,077	$3,444	$5,210	$253	$14,117

The increase in our reserves for gross-to-net sales accruals from period-to-period is driven by increases in our reserves for coupons and managed care rebates of $1.7 million and $1.6 million, respectively. Our provision for coupons was $3.4 million at December 31, 2023 compared to $1.7 million at December 31, 2022. The increase in the coupon reserve is primarily due to an increase in our channel reserve at December 31, 2023 for rebates not credited at the end of the year as a result of the timing of receipt. Our provision for managed care rebates was $5.2 million at December 31, 2023 compared to $3.6 million at December 31, 2022. The increase in the managed care rebate reserve is primarily due to the timing of invoices received.

Cost of Goods Sold

Cost of goods sold decreased by $4.1 million, or 13%, to $26.7 million for the year ended December 31, 2023, from $30.8 million for the year ended December 31, 2022. The decrease is mainly due to lower-than-prior-year product royalties driven by lower sales of products from period-to-period, and a permanent contractual decrease in the Qbrexza royalty percentage from the prior-year period.

Research and Development

Research and development expense decreased by $3.4 million, or 31%, to $7.5 million for the year ended December 31, 2023 from $10.9 million for the year ended December 31, 2022. The decrease is related to lower clinical trial expenses to develop our DFD-29 product as the project winds down and eventually concludes.

Selling, General and Administrative Expenses (“SG&A”)

Selling, general and administrative expenses decreased by $15.6 million, or 26%, to $43.9 million for the year ended December 31, 2023, from $59.5 million for the year ended December 31, 2022. The decrease is mainly due to our expense reduction efforts primarily in sales and marketing and other SG&A areas. During the last quarter of 2022, we began implementing a cost reduction initiative designed to improve operational efficiencies, optimize expenses, and reduce overall costs. The initiative is intended to reduce selling, general, and administrative expenses to better align costs with their revenue-generating capabilities. In connection with the cost reduction initiative, during the last quarter of 2022 and the first two quarters of 2023, we executed a headcount reduction to our sales force and implemented marketing and other cost cuts.

Loss on impairment of intangible assets

We recorded a loss on the impairment of intangible assets of $3.1 million during 2023 related to the impairment of the Ximino intangible asset as a result of lower net product revenues and gross profit levels for the Ximino products. We discontinued selling Ximino on September 29, 2023.

Interest Expense

Interest expense decreased $0.3 million to $1.7 million for the year ended December 31, 2023, from $2.0 million for the year ended December 31, 2022. This decrease was driven in part by the total repayment of our prior credit facility with East West Bank during the third quarter of 2023 and no additional borrowing of funds until entering into the Credit Facility with SWK in December 2023. As we utilize this Credit Facility during 2024 to help us fund our operations, we expect interest expenses may increase year-over-year from the fiscal year ended December 31, 2023.

Income tax expense

Income tax expense increased by $0.2 million during 2023 due to an increase in certain state taxes driven by the Maruho New License Agreement.

Liquidity and Capital Resources

On December 27, 2023, we entered into the Credit Agreement with SWK. The Credit Agreement provides for a term loan Credit Facility in the original principal amount of up to $20.0 million. On the closing date, we drew $15.0 million. The remaining $5.0 million may be drawn upon our request within 12 months after the closing date. The Term Loans mature on December 27, 2027, and bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments begin in February 2024 and are paid quarterly. Beginning in February 2026, we are required to repay the outstanding principal of the Term Loans quarterly in an amount equal to 7.5% of the principal amount of funded Term Loans. If our total revenue, measured on a trailing twelve-month basis, is greater than $70.0 million as of December 31, 2025, principal repayment is not required until February 2027, at which point we are required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 15% of the principal amount of funded Term Loans. The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of December 31, 2023, and as of the date of this Annual Report on Form 10-K, the Company was in compliance with the financial covenants under the SWK Credit Facility

On August 31, 2023, we entered into the New License Agreement with Maruho, whereby we granted an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos (the “Territory”). Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza® in the Territory, Maruho paid us $19.0 million as a non-refundable upfront payment.

In July 2023, we satisfied all of the outstanding debt obligations we had with East West Bank (“EWB”) by voluntarily repaying the outstanding balance on the term loan under the Loan and Security Agreement, dated March 31, 2021 (as Amended, the “EWB facility”).

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333 - 269079), which was declared effective by the SEC on January 23, 2023. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). In connection with the 2022 shelf, we have entered into the Sales Agreement with B. Riley relating to shares of our common stock in an at-the-market sales program. In accordance with the terms of the Sales Agreement, we may offer and sell up to 4,900,000 shares of our common stock, from time-to-time through B. Riley acting as our agent or principal. During 2023, we issued 748,703 shares of common stock under the 2022 Shelf, generating net proceeds of $4.5 million. At December 31, 2023, 4,151,297 shares remain available for issuance under the 2022 Shelf.

We regularly evaluate market conditions, our liquidity profile, and financing alternatives, including out-licensing arrangements for our products, to enhance our capital structure. We may seek to raise capital through debt or equity financings, to expand our product portfolio, and for other strategic initiatives, which may include sales of securities under either our 2022 Shelf or a new registration statement or drawing on the SWK Credit Facility. We cannot make any assurances that such additional financing will be available to us and, if available, the terms may negatively impact our business and operations. At December 31, 2023, we had cash and cash equivalents of approximately $27.4 million. Our current assumptions, projected commercial sales of our products, clinical development plans and regulatory submission timelines are uncertain and may not emerge as expected. Additionally, as a result of recurring losses, substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

Cash Flows for the Years Ended December 31, 2023 and 2022

	For the Years ended December 31,		Increase
($’s in thousands)	2023	2022	(Decrease)
Net cash provided by (used in) operating activities	$5,240	$(13,534)	$18,774
Net cash used in investing activities	(5,000)	(20,000)	15,000
Net cash provided by (used in) financing activities	(4,804)	16,456	(21,260)
Net change in cash and cash equivalents	(4,564)	(17,078)	(12,514)

Operating Activities

Net cash from operating activities changed by $18.8 million from period-to-period, from $13.5 million cash used in operating activities for the year ended December 31, 2022 to $5.2 million net cash provided by operating activities for the year ended December 31, 2023. The change was driven primarily by the lower net loss from period-to-period, driven by our lower expense base and the $19.0 million payment from Maruho. This was offset by vendor payments as we utilized operating cash and the proceeds of the SWK facility to aggressively pay down our current liabilities.

Investing Activities

Net cash used in investing activities decreased by $15.0 million, to $5.0 million for the year ended December 31, 2023, from $20.0 million for the year ended December 31, 2022. The year ended December 31, 2023 reflects the $5.0 million deferred cash payment paid in January 2023 related to the VYNE Product Acquisition. The year ended December 31, 2022 reflects the upfront $20.0 million payment for the VYNE Product Acquisition.

Financing Activities

Net cash used in financing activities increased by $21.3 million, to $4.8 million for the year ended December 31, 2023, from $16.5 million of cash flows provided by financing activities for the year ended December 31, 2022. The increase reflects a cash outflow of $20.0 million for the repayment of principal on the EWB term loan and net cash outflows of $2.9 million from the repayment of the EWB revolving line of credit, offset by net proceeds of $14.6 million from the SWK Term Loan and $4.5 million from the issuance of common stock under the 2022 Shelf. Net cash provided by financing activities for the year ended December 31, 2022 reflects net proceeds of $19.8 million from the EWB term loan and net proceeds of $2.1 million from the EWB revolving line of credit, offset by $5.0 million in payments of the installment notes related to our previously acquired products.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant currently include the following:

●	We are required to make regular payments under the SWK Credit Facility. Based on the amount currently outstanding under the SWK facility and current interest rates, and assuming we do not make further draws under the SWK facility, we expect to make the following payments:

	Payments by Period
	Total	2024	2025	2026	2027

	($’s in thousands)
Interest	$6,770	$1,998	$1,993	$1,693	$1,086
Principal	15,000	—	—	4,500	10,500
Exit fee	750	—	—	—	750
Total	$22,520	$1,998	$1,993	$6,193	$12,336

Should we elect to borrow the remaining $5.0 undrawn balance under the SWB facility, we would expect to repay additional amounts each year until maturity.

●	Pursuant to the Vyne Product Acquisition Agreement, upon the achievement of net sales milestones with respect to the products purchased in the Vyne Product Acquisition, we are also required to pay contingent consideration consisting of a one-time payment, per product, of $10.0 million and $20.0 million upon each product reaching annual net sales of $100 million and $200 million, respectively. Each required payment must only be paid one time following the first achievement of the applicable annual net sales milestone amount.
●	On June 29, 2021, we entered into the DFD-29 Agreement to obtain the global rights for the development and commercialization of DFD-29 with DRL. Based on the development and commercialization of DFD-29, additional contingent regulatory and commercial milestone payments totaling up to $158.0 million may also become payable. Royalties ranging from ten percent to twenty percent are payable on net sales of the product. Additionally, the Company was required to fund and oversee the Phase 3 clinical trials beginning upon the license of DFD-29 in 2021. The two Phase 3 clinical trials substantially concluded in July 2023 upon the receipt of positive topline results from the trials. In January 2024, the Company paid a $4.0 million filing fee to the FDA upon filing of an NDA for DFD-29. The Company is obligated to make a $3.0 million milestone payment to DRL in April 2024 based on the FDA’s acceptance of the NDA filed in January 2024.
●	We are contractually obligated to make installment milestone payments of $3.0 million on Ximino, all of which is classified as current as it is due within a year of December 31, 2023.
●	We are contractually obligated to make sales-based royalty payments to Dermira (for Qbrexza), Sun Pharmaceutical Industries (for Exelderm) and PuraCap Caribe (for Targadox). Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted as of the date of this Annual Report on Form 10-K.

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Interim Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Interim Chief Financial Officer) has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter ended December 31, 2023 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements.

The following financial statements are filed as part of this report:

(b)	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Journey Medical Corporation, filed on March 28, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
4.2	Description of Securities of Journey Medical Corporation, filed as Exhibit 4.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
10.1	Journey Medical Corporation 2015 Stock Plan, filed as Exhibit 10.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.#
10.2	Amendment to Journey Medical Corporation 2015 Stock Plan, filed as Exhibit 10.1 to Form 8-K filed on June 21, 2022 and incorporated herein by reference.#
10.3	Executive Employment Agreement with Claude Maraoui, dated September 22, 2014, filed as Exhibit 10.2 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.#
10.4	Non-Employee Director Compensation Plan, filed as Exhibit 10.4 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.#
10.5	Journey Medical Corporation 2023 Employee Stock Purchase Plan, filed as Exhibit 10.1 to Form 8-K filed on June 23, 2023 and incorporated herein by reference.#
10.6

Asset Purchase Agreement for Qbrexza, entered into by and between Journey Medical Corporation and Dermira, Inc., a subsidiary of Eli Lilly and Company, dated as of March 31, 2021, filed as Exhibit 10.6 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.**

10.7

Asset Purchase Agreement between VYNE Therapeutics Inc. and Journey Medical Corporation, dated as of January 12, 2022, filed as Exhibit 10.1 to Form 8-K filed on January 13, 2022 and incorporated herein by reference.**

10.8

License and Supply Agreement for Accutane, entered into by and between Journey Medical Corporation and Dr. Reddy’s Laboratories Ltd., dated as of July 29, 2020, filed as Exhibit 10.7 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.**

10.9

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

10.11

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

10.16

Asset Purchase Agreement between Journey Medical Corporation and VYNE Therapeutics Inc., dated as of January 12, 2022, filed as Exhibit 10.1 to the Form 8-K filed on January 13, 2022 and incorporated herein by reference. **

10.17	Fortress Promissory Note, dated as of June 6, 2015, filed as Exhibit 10.16 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
10.18

At Market Issuance Sales Agreement, dated as of December 30, 2022, by and between Journey Medical Corporation and B. Riley Securities, Inc., filed as Exhibit 1.2 to Form S-3, filed on December 30, 2022 and incorporated herein by reference.

10.19	License Agreement, dated as of August 31, 2023, between Journey Medical Corporation and Maruho Co., Ltd. filed as Exhibit 10.1 to Form 10 - Q filed on November 13, 2023.**
10.20	Second Amended and Restated License Agreement, dated as of August 31, 2023, between Journey Medical Corporation and Maruho Co., Ltd. filed as Exhibit 10.2 to Form 10 - Q filed on November 13, 2023.**
10.21	Credit Agreement, dated as of December 27, 2023, between Journey Medical Corporation with SWK Funding LLC. ***
21.1	List of Subsidiaries of Journey Medical Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
97.1	Clawback Policy of Journey Medical Corporation*
101

The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Journey Medical Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Journey Medical Corporation and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and as a result has concluded that this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Short Hills, New Jersey

March 28, 2024

JOURNEY MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$27,439	$32,003
Accounts receivable, net of reserves	15,222	28,208
Inventory	10,206	14,159
Prepaid expenses and other current assets	3,588	3,309
Total current assets	56,455	77,679

Intangible assets, net	20,287	27,197
Operating lease right-of-use asset, net	101	189
Other assets	6	95
Total assets	$76,849	$105,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,149	$36,570
Due to related party	195	413
Accrued expenses	20,350	19,388
Accrued interest	22	160
Income taxes payable	53	35
Line of credit	—	2,948
Deferred cash payment, net of discount	—	4,991
Installment payments – licenses, short-term	3,000	2,244
Operating lease liability, short-term	99	83
Total current liabilities	41,868	66,832

Term loan, net of discount	14,622	19,826
Installment payments – licenses, long-term	—	1,412
Operating lease liability, long-term	9	108
Total liabilities	56,499	88,178

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 13,323,952 and 11,765,700 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022	1	1
Additional paid-in capital	92,703	85,482
Accumulated deficit	(72,355)	(68,502)
Total stockholders’ equity	20,350	16,982
Total liabilities and stockholders’ equity	$76,849	$105,160

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue:
Product revenue, net	$59,662	$70,995
Other revenue	19,519	2,674
Total revenue	79,181	73,669

Operating expenses
Cost of goods sold – product revenue	26,660	30,775
Research and development	7,541	10,943
Selling, general and administrative	43,910	59,468
Loss on impairment of intangible assets	3,143	—
Total operating expenses	81,254	101,186
Loss from operations	(2,073)	(27,517)

Other expense (income)
Interest income	(322)	(60)
Interest expense	1,698	2,019
Foreign exchange transaction losses	183	89
Total other expense (income)	1,559	2,048
Loss before income taxes	(3,632)	(29,565)

Income tax expense	221	63
Net Loss	$(3,853)	$(29,628)

Net loss per common share:
Basic and diluted	$(0.21)	$(1.69)

Weighted average number of common shares:
Basic and diluted	18,232,422	17,531,274

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Additional		Total
	Common Stock		Common Stock A		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2021	11,316,344	$1	6,000,000	$1	$80,915	$(38,874)	$42,043
Share-based compensation	—	—	—	—	4,425	—	4,425
Exercise of stock options for cash	155,649	—	—	—	142	—	142
Issuance of common stock for vested restricted stock units	293,707	—	—	—	—	—	—
Net loss	—	—	—	—	—	(29,628)	(29,628)
Balance as of December 31, 2022	11,765,700	$1	6,000,000	$1	$85,482	$(68,502)	$16,982
Share-based compensation	—	—	—	—	2,606	—	2,606
Exercise of stock options for cash	82,300	—	—	—	121	—	121
Issuance of common stock for vested restricted stock units	727,249	—	—	—	—	—	—
Issuance of common stock, ATM offering, net of issuance costs of $140	748,703	—	—	—	4,494	—	4,494
Net loss	—	—	—	—	—	(3,853)	(3,853)
Balance as of December 31, 2023	13,323,952	$1	6,000,000	$1	$92,703	$(72,355)	$20,350

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(3,853)	$(29,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	435	284
Non-cash interest expense	353	770
Amortization of debt discount	356	63
Amortization of acquired intangible assets	3,767	4,277
Amortization of operating lease right-of-use assets	88	88
Share-based compensation	2,606	4,425
Loss on impairment of intangible assets	3,143	-
Changes in operating assets and liabilities:
Accounts receivable	12,551	(5,380)
Inventory	3,953	1,744
Prepaid expenses and other current assets	(279)	(871)
Other assets	—	55
Accounts payable	(18,421)	14,343
Related party expenses	(218)	(228)
Accrued expenses	962	(3,568)
Accrued interest	(138)	160
Income tax payable	18	27
Lease liabilities	(83)	(95)
Net cash provided by (used in) operating activities	5,240	(13,534)

Cash flows from investing activities
Acquired intangible assets	(5,000)	(20,000)
Net cash (used in) investing activities	(5,000)	(20,000)

Cash flows from financing activities
Proceeds from the exercise of stock options	121	142
Payment of license installment note payable	(1,000)	(5,000)
Payment of debt issuance costs associated with convertible preferred shares	—	(214)
Proceeds from line of credit	28,000	5,000
Repayment of line of credit	(30,948)	(2,864)
Proceeds from term-loan	15,000	19,763
Repayment of EWB term-loan	(20,000)	—
Payment of issuance costs associated with EWB term-loan modification	(91)	—
Payment of issuance costs associated with issuance of SWK term-loan	(380)	—
Proceeds from issuance of common stock, ATM offering, net of issuance costs	4,494	—
Offering costs for the issuance of common stock - initial public offering	—	(371)
Net cash (used in) provided by financing activities	(4,804)	16,456

Net change in cash	(4,564)	(17,078)
Cash at the beginning of the period	32,003	49,081
Cash at the end of the period	$27,439	$32,003

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,127	$993
Cash paid for income taxes	$181	$168

Supplemental disclosure of non-cash financing and investing activities:
Deferred payment for asset acquisition	$—	$4,740
ROU assets obtained in exchange for lease liabilities	$—	$188

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Journey Medical Corporation (collectively “Journey” or the “Company”) is a commercial-stage pharmaceutical company that focuses on the development and commercialization of pharmaceutical products for the treatment of dermatological conditions. The Company’s current product portfolio includes seven branded and two authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. The Company acquires rights to products and product candidates by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing, the products through its exclusive field sales organization.

As of December 31, 2023 and 2022, the Company is a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At December 31, 2023, the Company had $27.4 million in cash and cash equivalents as compared to $32.0 million at December 31, 2022.

On December 27, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”). The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the closing date, the Company drew $15.0 million. The remaining $5.0 million may be drawn upon the Company’s request within 12 months after the closing date. Loans under the Credit Facility (the “Term Loans”) mature on December 27, 2027, and bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments begin in February 2024 and are paid quarterly. Beginning in February 2026, the Company is required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 7.5% of the principal amount of funded Term Loans.

On August 31, 2023, the Company entered into a license agreement (the “New License Agreement”) with Maruho Co., Ltd., a Japanese company specializing in dermatology (“Maruho”), whereby the Company granted an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos (the “Territory”). Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza ® in the Territory, Maruho paid $19.0 million to the Company as a non-refundable upfront payment.

On December 30, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance and sale by the Company of up to an aggregate of $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). In connection with the 2022 Shelf, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) relating to shares of the Company’s common stock. The Company may offer and sell up to 4,900,000 shares of its common stock, from time to time. During 2023, the Company issued 748,703 shares of common stock under the 2022 Shelf, generating net proceeds of $4.5 million. At December 31, 2023, 4,151,297 shares remain available for issuance under the 2022 Shelf.

The Company regularly evaluates market conditions, its liquidity profile, and financing alternatives, including out-licensing arrangements for its products to enhance its capital structure. The Company may seek to raise capital through debt or equity financings to expand its product portfolio and for other strategic initiatives, which may include sales of securities under either the 2022 Shelf or a new registration statement or drawing on the SWK Credit Facility. The Company cannot make any assurances that such additional financing will be available and, if available, the terms may negatively impact the Company’s business and operations. The Company’s current assumptions, projected commercial sales of our products, clinical development plans and regulatory submission timelines are uncertain and may not emerge as expected. Additionally, as a result of recurring losses, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

Emerging Growth Company

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s audited consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the Company meets the definition of an emerging growth company and elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates made by management include provisions for coupons, chargebacks, wholesaler fees, specialty pharmacy discounts, managed care rebates, product returns, and other allowances customary to the pharmaceutical industry. Significant estimates made by management also include inventory realization, valuation of intangible assets, useful lives of amortizable intangible assets and share-based compensation. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2023 and 2022 consisted entirely of cash and cash equivalents in institutions within the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits.

Accounts Receivable, Net

The Company’s accounts receivable consists of amounts due from customers related to product sales and have standard payment terms. For certain customers, the accounts receivable for the customer are net of prompt payment or specialty pharmacy discounts. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company has historically not experienced significant credit losses. The allowance for doubtful accounts was $0.5 million and $0.4 million at December 31, 2023 and 2022, respectively.

Inventories

Inventories are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. The Company’s inventory reserves were $0.3 million and $0.4 million at December 31, 2023 and 2022, respectively.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs primarily consist of personnel related expenses, payments made to third parties for license and milestone costs related to in-licensed products and technology, and payments made to third party contract research organizations.

Contingencies

The Company records accruals for contingencies and legal proceedings expected to be incurred in connection with a loss contingency when it is probable that a liability has been incurred and the amount can be reasonably estimated.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable (a “triggering event”). Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the long-lived asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. During the year ended December 31, 2023, the Company recorded an impairment

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

loss associated with its intangible asset balance. See Note 5 for further details. The Company did not record any impairment losses on long-lived assets for the year ended December 31, 2022.

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

Net (Loss) Income Per Share

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

products. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both.

Many of the Company’s products sold are subject to a variety of deductions. Revenues are recorded net of provisions for variable consideration, including coupons, chargebacks, wholesaler fees, specialty pharmacy discounts, managed care rebates, product returns, and other deductions customary to the pharmaceutical industry. Accruals for these provisions are presented in the consolidated financial statements as reductions to gross sales in determining net sales and as a contra asset within accounts receivable, net (if settled via credit) and other current liabilities (if paid in cash). Amounts recorded for revenue deductions can result from a series of judgements about future events and uncertainties and can rely on estimates and assumptions. The following section briefly describes the nature of the Company’s provisions for variable consideration and how such provisions are estimated:

Coupons — The Company offers coupons on products for qualified commercially-insured parties with prescription drug co-payments. Such product sales flow through both traditional wholesaler and specialty pharmacy channels. Coupons are processed and redeemed at the time of prescription fulfilment by the pharmacy. The majority of the coupon reserve accrual at the end of the period reflects expected redemptions for product in the distribution channel. The expected accrual reserve requires us to estimate the distribution channel inventory at period end, the expected redemption rates, and the cost per coupon claim that the Company expects to receive. The estimate of product remaining in the distribution channel is comprised of estimated inventory at the wholesaler as well as an estimate at the specialty pharmacies, which the Company estimates based upon historical ordering patterns. The estimated redemption rate is based on historical redemptions as a percentage of units sold. The cost per coupon is based on the coupon rate.

Chargebacks and Government Chargebacks — The Company sells a portion of its products indirectly through wholesaler distributors to contracted indirect customers and qualified government healthcare providers. The Company enters into specific agreements with or provides discounts to these indirect customers and entities to establish pricing for the Company’s products, and in-turn, the indirect customers and entities independently purchase these products. The Company’s provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to the indirect customers and estimated wholesaler inventory levels as well as historical chargeback rates. The Company continually monitors its reserve for chargebacks and adjusts the reserve accordingly when expected chargebacks differ from actual experience.

Wholesaler fees — The Company provides allowances to its wholesale customers for sales order management, data, and distribution services. The Company also pays administrative and other fees to certain wholesale customers consistent with pharmaceutical industry practices. The Company records a provision for these fees based on contracted rates. Assumptions used to establish the provision include contract sales volumes and average contract pricing. The Company regularly reviews the information related to these estimates and adjusts the provision accordingly.

Specialty Pharmacy Discounts — The Company has in place contractual arrangements with specialty pharmacies and provides for contractually agreed upon discounts. These discounts are recorded at the time of sale based on the customer’s contracted rate and recorded as a reduction of revenue.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

Income Taxes

As of December 31, 2023, the Company was 52.01% owned by Fortress Biotech, Inc. (“Fortress”) and was filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress for tax years prior to 2021. As the Company completed its initial public offering on November 12, 2021, it deconsolidated from the Fortress consolidated group for federal income tax purpose. The financial statements recognize the current and deferred income tax consequences that result from the activities during the current and preceding periods, as if the Company were a separate taxpayer rather than a member of the Fortress consolidated income tax return group. Fortress has agreed that the Company does not have to make payments to Fortress for the use of net operating losses (“NOLs”) of Fortress (including other Fortress group members). Since Fortress does not require the Company to pay in any form for the utilization of the consolidated group’s NOLs, the tax benefit realized have been recorded as a capital contribution.

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if it believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. The Company has considered its history of cumulative tax and book income/loss incurred since inception, and the other positive and negative evidence, and has concluded that it is not more likely than not that it will realize the benefits of the net deferred tax assets as of December 31, 2023 and 2022 and therefore a full valuation allowance on all of the deferred tax assets is required.

For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. For the years ended December 31, 2023 and 2022, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance. The Company classifies interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2023 and 2022.

Comprehensive Income

The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

NOTE 3. INVENTORY

The Company’s inventory consisted of the following at December 31, 2023 and 2022:

	December 31,
($’s in thousands)	2023	2022

Raw materials	$4,640	$6,454
Work-in-process	884	395
Finished goods	4,987	7,739
Inventory at cost	10,511	14,588
Inventory reserves	(305)	(429)
Total Inventories	$10,206	$14,159

NOTE 4. ASSET ACQUISITION

In January 2022, the Company entered into an agreement with Vyne Therapeutics Inc. (“Vyne”) to acquire two United States Food and Drug Administration (“FDA”) approved topical minocycline products, Amzeeq® (minocycline) topical foam, 4%, and Zilxi® (minocycline) topical foam, 1.5%, and a Molecule Stabilizing Technology™ proprietary platform from Vyne for an upfront payment of $20.0 million and an additional $5.0 million payment on the one year anniversary of the closing (the “Vyne APA”). The Company also acquired the associated inventory related to the products.

The Vyne APA also provides for contingent net sales milestone payments, on a product-by-product basis. In the first calendar year in which annual net sales reach each of $100 million and $200 million, the Company is required to make a one-time payment of $10.0 million and $20.0 million, respectively, in that year only, per product. In addition, the Company will pay Vyne 10% of any upfront payment received by the Company from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the Vyne APA.

The following table summarizes the aggregate consideration transferred for the assets acquired by the Company in connection with the Vyne APA:

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

The following table summarizes the assets acquired in the Vyne APA:

Assets
($’s in thousands)	Recognized
Inventory	$6,041
Identifiable intangibles:
Amzeeq intangible	15,162
Zilxi intangible	3,760
Fair value of net identifiable assets acquired	$24,963

The intangible assets were valued using an income approach, while the inventory was valued using a final sales value less cost to dispose approach.

NOTE 5. INTANGIBLES

The Company’s finite-lived intangible assets consist of acquired intangible assets. During the year ended December 31, 2023, the Company experienced lower net product revenues and gross profit levels for its Ximino products. Based on these results, the Company revised the financial outlook and plans for its Ximino products. The Company assessed the revised forecast for Ximino and determined that this constituted a triggering event, and the results of the analysis indicated the carrying amount was not expected to be recovered. The Company recorded an intangible asset impairment charge of $3.1 million during the year ended December 31, 2023. This non-cash charge was recorded to loss on impairment of intangible assets in the consolidated statements of operations.

The table below provides a summary of the Company’s intangible assets at December 31, 2023 and 2022, respectively:

	Estimated	December 31,
($’s in thousands)	Useful Lives (Years)	2023	2022
Intangible assets - product licenses	3-9	$37,925	$37,925
Accumulated amortization		(14,495)	(10,728)
Accumulated impairment loss		(3,143)	—
Total intangible assets		$20,287	$27,197

The Company’s amortization expense for the years ended December 31, 2023 and 2022 was approximately $3.8 million and $4.3 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s consolidated statements of operations.

Future amortization of the Company’s intangible assets is as follows:

Total
For the years ended	Amortization
December 31, 2024	$3,257
December 31, 2025	3,257
December 31, 2026	2,471
December 31, 2027	1,775
Thereafter	5,585
Subtotal	16,345
Asset not yet placed in service	3,942
Total	$20,287

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 6. LICENSES ACQUIRED

DFD-29

In June 2021, the Company entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain global rights for the development and commercialization of a late-stage development modified release oral minocycline for the treatment of rosacea (“DFD-29”) with Dr. Reddy’s Laboratories, Ltd (“DRL”); provided, that DRL retained certain rights to the program in select markets including Brazil, Russia, India and China. Pursuant to the terms and conditions of the DFD-29 Agreement, the Company paid $10.0 million. Based on the development and commercialization of DFD-29, additional contingent regulatory and commercial milestone payments totaling up to $158.0 million may also become payable by the Company. The Company is required to pay royalties ranging from approximately ten percent to fifteen percent on net sales of the DFD-29 product, subject to certain reductions. Additionally, the Company was required to fund and oversee the Phase 3 clinical trials beginning upon the license of DFD-29 in 2021. The Phase 3 clinical trials substantially concluded in July 2023 upon the Company’s receipt of positive topline results from the trials. From inception to date the Company has incurred approximately $23.8 million in costs associated with the development of DFD-29.

Qbrexza

In March 2021, the Company executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). Pursuant to the terms of the Qbrexza APA, the Company acquired the rights to Qbrexza® (glycopyrronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. The Company paid the upfront fee of $12.5 million to Dermira. In addition, the Company is obligated to pay Dermira up to $144.0 million in the aggregate upon the achievement of certain sales milestones. The royalty structure for the agreement is tiered with royalties for the first two years ranging from approximately 40% to 30%. Thereafter for a period of eight years royalties are approximately 12.0% to 19.0%. Royalty amounts are subject to certain reductions in the event there is a loss of exclusivity.

Accutane

In July 2020, the Company entered into an exclusive license and supply agreement for Accutane (the “Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, the Company paid $5.0 million. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. The Company is required to pay royalties in an amount equal to a low-double digit percentage of net sales. The term of the Accutane Agreement is ten years and renewable upon mutual agreement. Each party may terminate the Accutane Agreement for an uncured material breach by the other party or for certain bankruptcy or insolvency related events. The Company may also terminate the Accutane Agreement without cause upon 180 days written notice to DRL.

NOTE 7: FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2023
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$27,439	$—	$—	$27,439
Total	$27,439	$—	$—	$27,439

	December 31, 2022
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$32,003	$—	$—	$32,003
Total	$32,003	$—	$—	$32,003

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

For the year ended December 31, 2023 and 2022, the Company recorded related party expenses to Fortress of approximately $0.1 million and $0.1 million, respectively. The due to related party liability at December 31, 2023 and 2022, were $0.2 million and $0.4 million, respectively, and primarily relate to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

NOTE 9. ACCRUED EXPENSES

Accrued expenses for the years ended December 31, 2023 and 2022 consisted of the following:

	December 31,
($’s in thousands)	2023	2022
Accrued expenses and other short-term liabilities:
Accrued coupons and rebates	$9,987	$7,604
Accrued compensation	3,374	2,586
Accrued royalties payable	2,015	2,627
Return reserve	4,077	3,689
Accrued inventory	352	112
Accrued research and development	20	1,404
Accrued legal, accounting and tax	185	334
Accrued iPledge program	174	447
Other	166	585
Total accrued expenses	$20,350	$19,388

NOTE 10. INSTALLMENT PAYMENTS — LICENSES

The following tables show the details of the Company’s installment payments – licenses for the years ended December 31, 2023 and 2022:

	December 31, 2023
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$3,000	$—	$3,000
Less: imputed interest	—	—	—
Sub-total installment payments - licenses	$3,000	$—	$3,000

	December 31, 2022
($’s in thousands)	Short-Term	Long-Term	Total
Installment payments - licenses	$2,500	$1,500	$4,000
Less: imputed interest	(256)	(88)	(344)
Sub-total installment payments - licenses	$2,244	$1,412	$3,656

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

The Company recorded rent expense as follows (dollars in thousands):

	For the Years Ended December 31,
	2023	2022
Operating lease cost	$97	$93
Variable lease cost	5	4
Total lease cost	$102	$97

The following table summarizes quantitative information about the Company’s operating leases (dollars in thousands):

	For the Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$92	$100
Right-of-use assets exchanged for new operating lease liabilities	$—	$188
Weighted-average remaining lease term - operating leases	1.1	2.1
Weighted-average discount rate - operating leases	6.25%	6.25%

As of December 31, 2023, future payments of operating lease liabilities are as follows:

For the year ended December 31,	($’s in thousands)
2024	$102
2025	9
Total lease payments	111
Less: present value discount	(3)
Total operating lease liabilities	$108

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 12. DEBT

The Company’s Debt obligations at December 31, 2023 and 2022 were as follows:

December 31,
($’s in thousands)	2023

Principal balance	$15,000
Plus: Exit fee	750
Less: Debt discount and fees	(1,128)
Net carry amount (Long-term)	$14,622

December 31, 2022
			Net
	Principal	Unamortized	Carry
($’s in thousands)	Balance	Discount & Fees	Amount

Deferred cash payment	$5,000	$9	$4,991
EWB Revolving LOC	2,948	—	2,948
Total Short-Term Debt	$7,948	$9	$7,939
EWB Term Loan (Long-term)	$20,000	$174	$19,826
Total Debt & Obligations	$27,948	$183	$27,765

SWK Long-Term Debt

On December 27, 2023, the Company entered into a Credit Agreement with SWK. The Credit Agreement provides for a term loan Credit Facility in the original principal amount of up to $20.0 million. On the Closing Date, the Company drew $15.0 million. The remaining $5.0 million may be drawn upon request by the Company within 12 months after the Closing Date. Term Loans under the Credit Facility mature on December 27, 2027. The Term Loans accrue interest which is payable quarterly in arrears. The Term Loans bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly.

Beginning in February 2026, the Company is required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 7.5% of the principal amount of funded Term Loans, with any remaining principal balance due on the maturity date. If the total revenue of the Company, measured on a trailing twelve-month basis, is greater than $70.0 million as of December 31, 2025, the principal repayment start date is extended from February 2026 to February 2027, at which point the Company is required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 15% of the principal amount of funded Term Loans, with any remaining principal balance due on the maturity date.

The Company may at any time prepay the outstanding principal balance of the Term Loans in whole or in part. Prepayment of the Term Loans is subject to payment of a prepayment premium equal to (i) 2% of the Term Loans prepaid plus the amount of interest that would have been due through the first anniversary of the Closing Date if the Term Loans are prepaid prior to the first anniversary of the Closing Date, (ii) 1% of the Term Loans prepaid if the Term Loans are prepaid on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, or (iii) 0% if prepaid thereafter.

Upon repayment in full of the Term Loans, the Company will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, the Company paid an origination fee of $0.2 million on the Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. The Company is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the SWK Term Loan for the fiscal year ended December 31, 2023 was 15.1%. The fair value of the debt approximates its carrying value.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of December 31, 2023, the Company was in compliance with the financial covenants under the SWK Credit Facility.

As of December 31, 2023, the contractual maturities of the long-term debt, including the payment of the exit fee, are as follows (dollars in thousands):

Years ending December 31,	Term Loan
2024	$—
2025	—
2026	4,500
2027	11,250
Total	15,750
Debt discount	(1,128)
Total, net	14,622
Current portion	—
Term-loan (long-term)	$14,622

East West Bank Line of Credit and Long-Term Debt

The Company was previously party to a Loan and Security Agreement, dated March 31, 2021 (as amended, the “EWB Facility”), with East West Bank (“EWB”), under which EWB made a $20.0 million term loan and a $10.0 million revolving line of credit available to the Company. During 2023, the Company voluntarily repaid the entire $20.0 million outstanding term loan principal balance under the EWB Facility. The repayment satisfied all of the Company’s outstanding debt obligations under the EWB Facility. The Company has no further obligations to EWB.

NOTE 13. INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
Interest payments on term loans and LOC	$989	$1,153
Amortization/accretion	356	347
Imputed interest on acquired intangible assets	353	519
Total interest expense and financing fees	$1,698	$2,019

NOTE 14. COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has undertaken to make contingent milestone payments to the licensors of its portfolio of drug products and candidates. In addition, the Company is required to pay royalties to such licensors based on a percentage of net sales of each drug candidate following regulatory marketing approval. For additional information on future milestone payments and royalties, see Note 4 and Note 6.

NOTE 15. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.0001 par value Common Stock of which 6,000,000 shares are designated and authorized as Class A Common Stock.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

NOTE 16. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2015 Stock Plan (the “Plan”) authorizing the Company to grant up to 4,642,857 shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2022 Annual Meeting, held on June 21, 2022, the Company’s stockholders approved, among other matters, an amendment to the Plan to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 7,642,857. At December 31, 2023 there were 1,487,994 shares available for issuance under the Plan.

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of December 31, 2023, 300,000 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
($’s in thousands)	2023	2022
Research and development	$110	$73
Selling, general and administrative	2,496	4,352
Total non-cash compensation expense related to share-based compensation included in operating expense	$2,606	$4,425

Stock Options

The weighted-average key assumptions used in determining the fair value of options granted for the year ended December 31, 2023 are as follows:

2023
Risk-free interest rate	3.45% - 4.44%
Expected volatility	89.09% - 101.75%
Weighted average expected volatility	91.08%
Expected term (years)	5.37 - 6.25
Expected dividend yield	0%

The weighted average grant-date fair value of stock options issued during the year ended December 31, 2023 was $1.27 per share. The weighted average grant-date fair value of stock options issued during the year ended December 31, 2022 was $2.67 per share.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2023:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2022	2,960,000	$1.76	$2,217,815	5.65
Granted	430,756	1.64	—	—
Exercised	(82,300)	1.46	—	—
Forfeited	(504,687)	3.06	—	—
Expired	(33,900)	3.58	—	—
Outstanding options at December 31, 2023	2,769,869	$1.49	$3,441,146	4.53
Options vested and exercisable at December 31, 2023	1,984,475	$0.96	$1,758,134	2.83

For the years ended December 31, 2023 and 2022, the Company issued 82,300 and 155,649 shares, respectively, of Common Stock upon the exercise of outstanding stock options and received proceeds of $120,555 and $142,330, respectively. For the years ended December 31, 2023 and 2022, approximately $0.5 million and $0.8 million, respectively, of stock option compensation cost was charged against operations. At December 31, 2023, the Company had unrecognized share-based compensation expense related to all unvested options of $0.9 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2023:

		Weighted
		average
	Number of	grant date
	units	Fair value
Unvested balance at December 31, 2022	2,261,048	$4.05
Granted	119,888	1.82
Vested	(727,249)	3.96
Forfeited	(346,764)	4.10
Unvested balance at December 31, 2023	1,306,923	$3.88

For the years ended December 31, 2023 and 2022 the Company issued 727,249 and 293,707 shares of Common Stock, respectively, upon the vesting of RSU’s amounting to $2.9 million and $0.9 million, respectively, in total aggregate fair market value. For the years ended December 31, 2023 and 2022, approximately $2.0 million and $3.6 million, respectively, of RSU compensation cost was charged against operations. At December 31, 2023 approximately 1,306,923 of RSU’s remained unvested and there was approximately $1.6 million of unrecognized compensation cost related to RSUs, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant for the offering period beginning August 1, 2023 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (5.5%); expected term (0.5 years); expected volatility (129%); and an expected dividend yield (0%). The Company recorded $46,700 of stock-based compensation under the 2023 ESPP for the year ended December 31, 2023. As of December 31, 2023, there was unrecognized stock-based compensation expense of $9,524 related to the current ESPP offering period, which ends January 31, 2024.

NOTE 17. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products, Qbrexza®, Amzeeq®, Zilxi®, Accutane®, Exelderm®, Targadox®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Revenues by product are summarized as follows:

	Year Ended December 31,
($ in thousands)	2023	2022
Qbrexza®	$25,410	$26,715
Accutane®	20,168	18,373
Amzeeq	6,201	7,242
Targadox®	3,204	7,972
Exelderm®	2,395	3,463
Zilxi	1,962	2,273
Ximino®	287	4,957
Luxamend®	35	—
Total product revenues	$59,662	$70,995

The Company recognized other revenue as follows:

	Year Ended December 31,
($in thousands)	2023	2022
Non-refundable upfront payment from Maruho	$19,000	$—
Net milestone payment from Maruho	—	2,500
Royalties on sales of Rapifort® Wipes 2.5%	$519	174
Total other revenue	$19,519	$2,674

Other revenue reflects royalties on sales of Rapifort® Wipes 2.5% in Japan, from Maruho, the Company’s exclusive out-licensing partner in Japan. Other revenue for the year ended December 31, 2023 also reflects a net $19.0 million payment from Maruho under the New License Agreement. Other revenue for the year ended December 31, 2022 also reflects a net $2.5 million milestone payment from Maruho. In January 2022, Maruho received manufacturing and marketing approval in Japan for Rapifort Wipes 2.5% (Japanese equivalent to U.S. FDA approved Qbrexza®), for the treatment of primary axillary hyperhidrosis, triggering the net payment.

Maruho License Agreement

On August 31, 2023, the Company entered into the New License Agreement with Maruho. Under the terms of the New License Agreement, the Company granted an exclusive license to develop and commercialize Qbrexza for the treatment of primary axillary hyperhidrosis in the Territory. Prior to the date of the New License Agreement, the Company and Maruho were party to an existing exclusive amended and restated license agreement (the “First A&R License Agreement”), under which Maruho acquired exclusive license rights to Qbrexza in Japan.

In connection with Journey’s entry into the New License Agreement, Journey and Maruho also entered into the Second Amended and Restated Exclusive License Agreement (the “Second A&R License Agreement”), which supersedes the First A&R License Agreement. The Second A&R License Agreement contains modifications that remove Maruho’s obligation to pay Journey royalties on its net sales of Rapifort (the Japanese equivalent of Qbrexza) in Japan for sales occurring after October 1, 2023 and removes Maruho’s obligation to pay $10.0 million to Journey in the event that Maruho achieves net sales of at least ¥4 billion (yen) of Rapifort during a single fiscal year. All other remaining potential milestone payment obligations, which aggregate to $45.0 million, remain in full force and effect.

Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza in the Territory, Maruho paid the Company a $19.0 million non-refundable upfront payment. Maruho is also obligated to pay royalties to the Company related to sales of the product in the Territory equal to the corresponding rate payable by the Company to Dermira under the asset purchase agreement between Journey and Dermira.

The New License Agreement may be terminated by Maruho in its entirety or on a region-by-region basis for convenience upon 30 days’ notice to the Company.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

The Company does not have any obligation to assist in the regulatory approval efforts of Maruho under the New License Agreement in the Territory. The arrangement with Maruho provides for the transfer of the following: (i) an exclusive license of Qbrexza from Journey to Maruho, including all related patents and know-how, and (ii) a non-exclusive license from Journey to Maruho to manufacture or have manufactured drug substance and products outside of the Territory, but exclusively for the sale of products in the Territory.

Significant Customers

As of December 31, 2023, one of the Company’s customers accounted for more than 10.0% of its total accounts receivable balance at 13.0%. As of December 31, 2022, two of the Company’s customers accounted for more than 10.0% of its total accounts receivable balance at 16.7% and 10.4%.

For the year ended December 31, 2023 and 2022, none of the Company’s customers accounted for more than 10.0% of its total gross product revenue.

NOTE 18. INCOME TAXES

The components of the income tax provision are as follows:

	Years Ended December 31,
($’s in thousands)	2023	2022
Current:
Federal	$34	$—
State	187	63
Total current	221	63

Deferred:
Federal	(753)	(6,701)
State	(94)	(1,737)
Total deferred	(847)	(8,438)
Valuation allowance	847	8,438
Total income tax expense	$221	$63

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The significant components of the Company’s deferred tax assets consisted of the following:

	December 31,
($’s in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$4,376	$6,553
Amortization of license fees	5,603	4,951
R&D capitalization	3,312	2,462
Stock compensation	1,081	1,293
Lease liability	27	48
Reserve on sales return, discount and bad debt	3,566	2,988
Accruals and reserves	723	574
Tax credits	1,491	1,152
Business interest expense deduction limit	—	322
State taxes	—	13
Total deferred tax assets	20,179	20,356
Less: valuation allowance	(20,154)	(19,307)
Deferred tax assets, net	$25	$1,049

Deferred tax liability:
Section 481(a) adjustment on reserve on sales return, discount and bad debt	—	(1,001)
Right-of-use asset	(25)	(48)
Deferred tax assets, net	$—	$—

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Years Ended December 31,
	2023	2022
Percentage of pre-tax income:
U.S. federal statutory income tax rate	21%	21%
State taxes, net of federal benefit	(1)%	4%
Non-deductible items	(4)%	(0)%
Provision to return	(1)%	0%
State tax adjustments	(1)%	0%
Change in valuation allowance	(23)%	(28)%
Share-based compensation	(10)%	0%
Tax credits	13%	3%
Effective income tax rate	(6)%	(0)%

As required by ASC 740, the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, the Company has determined that it is more likely than not that it will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $20.2 million at December 31, 2023. The valuation allowance increased by $0.8 million during the year ended December 31, 2023, primarily as a result of the increase in NOL carryforwards generated in the current period.

As of December 31, 2023, the Company had federal and state NOL carryforwards of approximately $15.6 million and $22.7 million, respectively. The Federal NOL carryforwards do not expire, but $19.5 million of the state NOL carryforwards expire if not utilized prior to 2042.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Utilization of the U.S. federal and state NOL carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has performed calculations to support that its NOL carryovers are subject to limitations under section 382 (“382 Limitations”). Based on the analysis of the NOL carryovers subject to the 382 Limitations, the Company has concluded that the 382 Limitations would not prevent the Company from utilizing all of its NOL carryovers prior to expiration.

The Company is subject to U.S. federal and state taxes. As of December 31, 2023, the earliest federal tax year open for the assessment of income taxes under the applicable statutes of limitations is its 2020 tax year. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

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

The Company’s basic and diluted weighted-average number of common shares outstanding for years ended December 31, 2023 and 2022 were as follows:

	Year ended December 31,
	2023	2022
Basic and diluted	18,232,422	17,531,274
Potentially dilutive securities:
Unvested restricted stock units	1,306,923	2,261,048
Stock options	1,345,193	1,566,131
Total potentially dilutive securities	20,884,538	21,358,453

The Company’s Common Stock equivalents, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the years ended December 31, 2023 and 2022, as the effect would be to reduce the loss per share. Therefore, the weighted average Common Stock outstanding used to calculate both basic and diluted income loss per share is the same for the years ended December 31, 2023 and 2022.

NOTE 20. SUBSEQUENT EVENTS

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
March 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Claude Maraoui	President, Chief Executive Officer and Director	March 28, 2024
Claude Maraoui	(Principal Executive Officer)

/s/ Lindsay A. Rosenwald, M.D.	Executive Chairman	March 28, 2024
Lindsay A. Rosenwald, M.D.

/s/ Joseph Benesch	Interim Chief Financial Officer	March 28, 2024
Joseph Benesch	(Principal Financial Officer)

/s/ Neil Herskowitz	Director	March 28, 2024
Neil Herskowitz

/s/ Justin Smith	Director	March 28, 2024
Justin Smith