Form 10-Q
period 2024-06-30
Journey Medical Corp
filed 2024-08-13
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 12, 2024
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	14,727,237

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$23,912	$27,439
Accounts receivable, net of reserves	10,465	15,222
Inventory	9,687	10,206
Prepaid expenses and other current assets	2,406	3,588
Total current assets	46,470	56,455

Intangible assets, net	18,658	20,287
Operating lease right-of-use asset, net	55	101
Other assets	6	6
Total assets	$65,189	$76,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,604	$18,149
Due to related party	260	195
Accrued expenses	15,972	20,350
Accrued interest	251	22
Income taxes payable	—	53
Installment payments – licenses, short-term	3,000	3,000
Operating lease liability, short-term	59	99
Total current liabilities	34,146	41,868

Term loan, long-term, net of debt discount	19,748	14,622
Operating lease liability, long-term	—	9
Total liabilities	53,894	56,499

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 14,018,146 and 13,323,952 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	97,451	92,703
Accumulated deficit	(86,158)	(72,355)
Total stockholders' equity	11,295	20,350
Total liabilities and stockholders’ equity	$65,189	$76,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$14,855	$16,961	$27,885	$29,126
Other revenue	—	211	—	259
Total revenue	14,855	17,172	27,885	29,385

Operating expenses
Cost of goods sold – product revenue	6,541	7,767	13,357	14,216
Research and development	913	1,774	8,797	3,807
Selling, general and administrative	10,328	12,141	18,748	25,433
Loss on impairment of intangible assets	—	3,143	—	3,143
Total operating expenses	17,782	24,825	40,902	46,599
Loss from operations	(2,927)	(7,653)	(13,017)	(17,214)

Other expense (income)
Interest income	(161)	(79)	(378)	(201)
Interest expense	563	756	1,111	1,406
Foreign exchange transaction losses	32	33	53	80
Total other expense (income)	434	710	786	1,285
Loss before income taxes	(3,361)	(8,363)	(13,803)	(18,499)

Income tax expense	—	—	—	—
Net loss	$(3,361)	$(8,363)	$(13,803)	$(18,499)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.46)	$(0.69)	$(1.03)
Weighted average number of common shares:
Basic and diluted	19,993,858	18,005,055	19,875,653	17,906,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except for share and per share amounts)

Six-Month Period Ended June 30, 2024

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	13,323,952	$1	6,000,000	$1	$92,703	$(72,355)	$20,350
Share-based compensation	—	—	—	—	3,080	—	3,080
Exercise of stock options for cash	70,044	—	—	—	99	—	99
Issuance of common stock for vested restricted stock units	282,195	—	—	—	—	—	—
Issuance of common stock under ESPP	52,211	—	—	—	85	—	85
Issuance of common stock, ATM offering, net of issuance costs of $46	289,744	—	—	—	1,484	—	1,484
Net loss	—	—	—	—	—	(13,803)	(13,803)
Balance as of June 30, 2024	14,018,146	$1	6,000,000	$1	$97,451	$(86,158)	$11,295

Three-Month Period Ended June 30, 2024

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2024	13,932,310	$1	6,000,000	$1	$95,746	$(82,797)	$12,951
Share-based compensation	—	—	—	—	1,674	—	1,674
Exercise of stock options for cash	14,669	—	—	—	31	—	31
Issuance of common stock for vested restricted stock units	71,167	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,361)	(3,361)
Balance as of June 30, 2024	14,018,146	$1	6,000,000	$1	$97,451	$(86,158)	$11,295

Six-Month Period Ended June 30, 2023

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	11,765,700	$1	6,000,000	$1	$85,482	$(68,502)	$16,982
Share-based compensation	—	—	—	—	1,519	—	1,519
Exercise of options for cash	5,000	—	—	—	3	—	3
Issuance of common stock for vested restricted stock units	363,190	—	—	—	—	—	—
Net loss	—	—	—	—	—	(18,499)	(18,499)
Balance as of June 30, 2023	12,133,890	$1	6,000,000	$1	$87,004	$(87,001)	$5

Three-Month Period Ended June 30, 2023

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2023	11,834,362	$1	6,000,000	$1	$86,128	$(78,638)	$7,492
Share-based compensation	—	—	—	—	873	—	873
Exercise of options for cash	5,000	—	—	—	3	—	3
Issuance of common stock for vested restricted stock units	294,528	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,363)	(8,363)
Balance as of June 30, 2023	12,133,890	$1	6,000,000	$1	$87,004	$(87,001)	$5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands except for share and per share amounts)

	Six-Month Periods Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(13,803)	$(18,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	152	574
Non-cash interest expense	—	176
Amortization of debt discount	126	296
Amortization of acquired intangible assets	1,629	2,138
Amortization of operating lease right-of-use assets	46	43
Share-based compensation	3,080	1,519
Loss on impairment of intangible assets	—	3,143
Changes in operating assets and liabilities:
Accounts receivable	4,605	10,897
Inventory	519	1,993
Prepaid expenses and other current assets	1,182	1,513
Accounts payable	(3,545)	(4,797)
Due to related party	65	190
Accrued expenses	(4,378)	3,941
Accrued interest	229	(77)
Income tax payable	(53)	—
Lease liabilities	(49)	(37)
Net cash (used in) provided by operating activities	(10,195)	3,013

Cash flows from investing activities
Acquired intangible assets	—	(5,000)
Net cash provided by (used in) investing activities	—	(5,000)

Cash flows from financing activities
Proceeds from exercise of stock options	99	3
Proceeds from issuance of common stock, ATM offering, net of issuance costs	1,484	—
Issuance of common stock under ESPP	85	—
Proceeds from term-loan	5,000	—
Proceeds from line of credit	—	28,000
Repayments of line of credit	—	(30,948)
Repayment of EWB term-loan	—	(10,000)
Payment of issuance costs associated with EWB term-loan modification	—	(91)
Net cash provided by (used in) financing activities	6,668	(13,036)

Net change in cash	(3,527)	(15,023)
Cash at the beginning of the period	27,439	32,003
Cash at the end of the period	$23,912	$16,980

Supplemental disclosure of cash flow information:
Cash paid for interest	$756	$1,011
Cash paid for income taxes	$103	$85

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Journey Medical Corporation (“Journey” or the “Company”) is a commercial-stage pharmaceutical company that primarily focuses on the selling and marketing of U.S. Food and Drug Administration (“FDA”) approved prescription pharmaceutical products for the treatment of dermatological conditions. The Company’s current product portfolio includes seven branded and two authorized generic prescription drugs for dermatological conditions that are marketed in the U.S. The Company acquires rights to products and product candidates by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing the products through its field sales organization.

As of June 30, 2024 and December 31, 2023, the Company was a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At June 30, 2024, the Company had $23.9 million in cash and cash equivalents as compared to $27.4 million of cash and cash equivalents at December 31, 2023.

On December 27, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”). The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the closing date, the Company drew $15.0 million. On June 26, 2024, the Company drew the remaining $5.0 million under the Credit Facility. Loans under the Credit Facility (the “Term Loans”) mature on December 27, 2027, and bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments began in February 2024 and are paid quarterly. Beginning in February 2026, the Company is required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 7.5% of the principal amount of funded Term Loans.

On July 9, 2024, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment is contractually required to be drawn upon FDA approval of DFD-29, subject to the Company receiving approval on or before June 30, 2025.

On December 30, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance and sale by the Company of up to an aggregate of $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). In connection with the 2022 Shelf, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) relating to shares of the Company’s common stock. The Company may offer and sell up to 4,900,000 shares of its common stock, from time to time, under the Sales Agreement. During the six months ended June 30, 2024, the Company issued and sold 289,744 shares of common stock under the 2022 Shelf, generating net proceeds of $1.5 million. At June 30, 2024, 3,861,553 shares remain available for issuance under the 2022 Shelf.

The Company regularly evaluates market conditions, its liquidity profile, and financing alternatives, including out-licensing arrangements for its products, to enhance its capital structure. The Company may seek to raise capital through debt or equity financings to expand its product portfolio and for other strategic initiatives, which may include sales of securities under either the 2022 Shelf or a new registration statement or drawing on the SWK Credit Facility, if the conditions for the final drawdown are satisfied. The Company cannot make any assurances that such additional financing will be available and, if available, the terms may negatively impact the Company’s business and operations. The Company’s expectations are based on current assumptions, projected commercial sales of products, clinical development plans and regulatory submission timelines, which may be uncertain and may not emerge as expected. Additionally, as a result of recurring losses, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

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

Accounting Standards Note Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the new standard on its financial statement disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on its financial statement disclosures.

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	June 30,	December 31,
($’s in thousands)	2024	2023
Raw materials	$3,583	$4,640
Work-in-process	296	884
Finished goods	6,213	4,987
Inventory at cost	10,092	10,511
Inventory reserves	(405)	(305)
Total inventories	$9,687	$10,206

NOTE 5. INTANGIBLE ASSETS

The Company’s finite-lived intangible assets consist of acquired intangible assets. The Company’s intangible assets as of June 30, 2024 and December 31, 2023 are summarized as follows:

	Estimated
	Useful Lives	June 30,	December 31,
($’s in thousands)	(Years)	2024	2023
Intangible assets - product licenses	3-9	$37,925	$37,925
Accumulated amortization		(16,124)	(14,495)
Accumulated impairment loss		(3,143)	(3,143)
Total intangible assets		$18,658	$20,287

The Company’s amortization expense for the three-month periods ended June 30, 2024 and 2023 was $0.8 million and $1.1 million, respectively. The Company’s amortization expense for the six-month periods ended June 30, 2024 and 2023 was $1.6 million and $2.1 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s unaudited condensed consolidated statements of operations.

Future amortization of the Company’s intangible assets is as follows:

For the years ended	Total Amortization
Remainder of 2024	$1,628
December 31, 2025	3,257
December 31, 2026	2,471
December 31, 2027	1,775
December 31, 2028	1,595
Thereafter	3,990
Subtotal	14,716
Asset not yet placed in service	3,942
Total	$18,658

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2024
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$23,912	$—	$—	$23,912
Total	$23,912	$—	$—	$23,912

	December 31, 2023
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$27,439	$—	$—	$27,439
Total	$27,439	$—	$—	$27,439

The Company did not carry any level 2 or level 3 assets or liabilities at June 30, 2024 or December 31, 2023. No transfers occurred between level 1, level 2, and level 3 instruments during the six-month periods ended June 30, 2024 and 2023.

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

For the three-month periods ended June 30, 2024 and 2023, the Company recorded related party expenses to Fortress of approximately $8,000 and $21,000, respectively. For the six-month periods ended June 30, 2024 and 2023, the Company recorded related party expenses to Fortress of approximately $18,000 and $36,000, respectively. The due to related party liability at June 30, 2024 and December 31, 2023 was $0.3 million and $0.2 million, respectively, and primarily relate to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

Fortress Income Tax

At June 30, 2024, 50.21% of all classes of the Company’s outstanding common stock was owned by Fortress. Prior to the Company’s initial public offering of securities in 2021, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states.” These jurisdictions generally require corporations engaged in unitary business and meet the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 16 below for a discussion of income taxes.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
($’s in thousands)	2024	2023
Accrued expenses:
Accrued coupons and rebates	$6,596	$9,987
Return reserve	3,214	4,077
Accrued compensation	2,039	3,374
Accrued royalties payable	1,656	2,015
Accrued legal, accounting and tax	448	185
Accrued marketing and market access	323	—
Accrued research and development	82	20
Accrued inventory	375	352
Accrued iPledge program	676	174
Other	563	166
Total accrued expenses	$15,972	$20,350

NOTE 10. OPERATING LEASE OBLIGATIONS

The Company leases 3,681 square feet of office space in Scottsdale, Arizona. In September 2022, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease will expire on January 31, 2025.

The Company recorded lease expense as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
($’s in thousands)	2024	2023	2024	2023
Operating lease cost	$24	$24	$48	$48
Variable lease cost	2	1	3	2
Total lease cost	$26	$25	$51	$50

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
($’s in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$26	$25	$51	$42
Weighted-average remaining lease term - operating leases	0.6	1.6	0.6	1.6
Weighted-average discount rate - operating leases	6.25%	6.25%	6.25%	6.25%

As of June 30, 2024, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

$’s in thousands
Remainder of 2024	$51
2025	9
Total lease payments	60
Less: present value discount	(1)
Total operating lease liabilities	$59

NOTE 11. DEBT

The Company’s debt obligations at June 30, 2024 and December 31, 2023 were as follows:

	June 30,	December 31,
($’s in thousands)	2024	2023
Principal balance	$20,000	$15,000
Plus: Exit fee	1,000	750
Less: Debt discount and fees	(1,252)	(1,128)
Net carry amount (Long-term)	$19,748	$14,622

SWK Long-Term Debt

On December 27, 2023 (the “Closing Date”), the Company entered into a Credit Agreement with SWK. The Credit Agreement provides for a term loan Credit Facility in the original principal amount of up to $20.0 million. On the Closing Date, the Company drew $15.0 million. On June 26, 2024, the Company drew the remaining $5.0 million under the Credit Facility. Term Loans under the Credit Facility mature on December 27, 2027. The Term Loans accrue interest which is payable quarterly in arrears. The Term Loans bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly.

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

Upon repayment in full of the Term Loans, the Company will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, the Company paid an origination fee of $0.2 million on the Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. The Company is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the SWK Term Loan as of June 30, 2024 was 14.9%. The fair value of the debt approximates its carrying value.

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of June 30, 2024, the Company was in compliance with the financial covenants under the SWK Credit Facility.

As of June 30, 2024, the contractual maturities of the long-term debt, including the payment of the exit fee, are as follows (dollars in thousands):

Years ending December 31,	Term Loan
Remainder of 2024	$—
2025	—
2026	6,000
2027	15,000
Total	21,000
Debt discount	(1,252)
Total, net	19,748
Current portion	—
Term-loan (long-term)	$19,748

NOTE 12: INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the three and six-month periods ended June 30, 2024 and 2023 consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($’s in thousands)	2024	2023	2024	2023
Interest payments on term loans and LOC	$499	$399	$985	$932
Amortization/Accretion	64	272	126	297
Imputed interest on acquired intangible assets	—	85	—	177
Total interest expense and financing fees	$563	$756	$1,111	$1,406

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

NOTE 14. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant shares of common stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2024 Annual Meeting of Stockholders, held on June 25, 2024, the Company’s stockholders approved, among other matters, an amendment to the Plan to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 10,642,857. As of June 30, 2024, 3,145,826 shares were available for issuance under the Plan.

The Company, from time to time, grants stock options to employees, non-employees and directors with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the Nasdaq Capital Market on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted generally vest over a four-year period. Compensation cost for stock options is charged against operations on a straight-line basis over the vesting period. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model.

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of June 30, 2024, 247,789 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and six-month periods ended June 30, 2024 and 2023:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($’s in thousands)	2024	2023	2024	2023
Research and development	$171	$30	$316	$64
Selling, general and administrative	1,503	843	2,764	1,455
Total non-cash compensation expense related to share-based compensation included in operating expense	$1,674	$873	$3,080	$1,519

Stock Options

The following table summarizes the Company’s stock option activities:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2023	2,769,869	$1.49	$3,441,146	4.53
Granted	25,000	4.57	—	—
Exercised	(70,044)	1.41	—	—
Forfeited	(127,754)	2.88	—	—
Expired	(20,250)	2.12	—	—
Outstanding options at June 30, 2024	2,576,821	$1.45	$10,789,612	3.85
Options vested and exercisable at June 30, 2024	2,004,897	$0.97	$9,364,264	2.56

For the three-month periods ended June 30, 2024 and 2023, approximately $0.1 million and $0.2 million, respectively, of stock option compensation expense was charged against operations. For the six-month periods ended June 30, 2024 and 2023, approximately $0.1 million and $0.3 million, respectively, of stock option compensation expense was charged against operations. For the six-month period ended June 30, 2024, the Company issued 70,044 shares of common stock upon the exercise of outstanding stock options and received proceeds of approximately $99,000. At June 30, 2024, the Company had unrecognized stock-based compensation expense related to all unvested options of $0.6 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock Units

The following table summarizes the activity related to the Company’s RSUs for the six-month period ended June 30, 2024:

		Weighted
	Number of	average grant
	units	date Fair value
Unvested balance at December 31, 2023	1,306,923	$3.88
Granted	1,717,500	4.34
Vested	(282,195)	3.87
Forfeited	(17,500)	5.02
Unvested balance at June 30, 2024	2,724,728	$4.17

For the three-month periods ended June 30, 2024 and 2023, approximately $1.5 million and $0.7 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the six-month periods ended June 30, 2024 and 2023, approximately $2.8 million and $1.2 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the six-month periods ended June 30, 2024 and 2023, the Company issued 282,195 and 363,190 shares of common stock, respectively, upon vesting of RSU’s amounting to $1.1 million and $1.5 million, respectively, in total aggregate fair market value. At June 30, 2024, 2,724,728 RSUs remained unvested and there was approximately $6.2 million of unrecognized compensation cost related to restricted stock which the Company expects to recognize over a weighted-average period of approximately 1.7 years.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant for the offering period beginning February 1, 2024 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (5.2%); expected term (0.5 years); expected volatility (98%); and an expected dividend yield (0%). The Company recorded $0.1 million of stock-based compensation under the 2023 ESPP for the six-month period ended June 30, 2024. As of June 30, 2024, there was unrecognized stock-based compensation expense of approximately $26,000 related to the current ESPP offering period, which ends July 31, 2024.

NOTE 15. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products, Qbrexza®, Amzeeq®, Zilxi®, Accutane®, Exelderm®, Targadox®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

Revenues by product are summarized as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($ in thousands)	2024	2023	2024	2023
Qbrexza®	$6,836	$8,079	$11,853	$12,173
Accutane®	5,719	5,579	11,538	10,227
Amzeeq®	1,205	1,374	1,960	2,568
Zilxi®	369	572	642	886
Other / legacy	726	1,357	1,892	3,272
Total product revenues	$14,855	$16,961	$27,885	$29,126

The Company recognized other revenue as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($in thousands)	2024	2023	2024	2023
Other revenue	—	211	—	259
Total other revenue	$—	$211	$—	$259

Significant Customers

For the three and six-month periods ended June 30, 2024 and 2023 there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At June 30, 2024, two of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 18.0% and 10.8%. At December 31, 2023, one of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 13.0%.

NOTE 16. INCOME TAXES

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Net Income (loss) before income taxes	$(3,361)	$(8,363)	$(13,803)	$(18,499)
Provision (benefit) for Income	—	—	—	—
Effective tax rate	0.0%	0.0%	0.0%	0.0%

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of June 30, 2024.

As of June 30, 2024, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

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

The Company’s basic and diluted weighted-average number of common shares outstanding for the three and six-month periods ended June 30, 2024 and 2023 were as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2024	2023	2024	2023
Basic and diluted	19,993,858	18,005,055	19,875,653	17,906,671
Potentially dilutive securities:
Unvested restricted stock units	2,724,728	1,618,691	2,724,728	1,618,691
Stock options	1,579,422	1,010,291	1,602,781	1,077,315
Total potentially dilutive securities	4,304,150	2,628,982	4,327,509	2,696,006

The Company’s potentially dilutive securities, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three and six-month periods ended June 30, 2024, and 2023, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both the basic and diluted loss per share is the same for the three and six-month periods ended June 30, 2024 and 2023.

NOTE 18. SUBSEQUENT EVENTS

On July 9, 2024, the Company entered into the Amendment to the Credit Agreement with SWK. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment is contractually required to be drawn upon FDA approval of DFD-29, subject to the Company receiving approval on or before June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

●	the fact that our products and product candidates are subject to time and cost intensive regulation and clinical testing and as a result, may never be successfully developed or commercialized;
●	a substantial portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income;
●	we operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations;
●	our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results;
●	competition could limit our products’ commercial opportunity and profitability, including competition from manufacturers of generic versions of our products;
●	the risk that our products do not achieve broad market acceptance, including by government and third-party payors;
●	our reliance third parties for several aspects of our operations;
●	our dependence on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful;
●	the dependence of the success of our business, including our ability to finance our company and generate additional revenue, on the successful development and regulatory approval of the DFD-29 product candidate and any future product candidates that we may develop, in-license or acquire;
●	clinical drug development is very expensive, time consuming, and uncertain and our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates;
●	our competitors could develop and commercialize products similar or identical to ours;
●	risks related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity;
●	the effects of major public health issues, epidemics or pandemics on our product revenues and any future clinical trials;
●	our potential need to raise additional capital;
●	the substantial doubt expressed about our ability to continue as a going concern;
●	Fortress controls a voting majority of our common stock, which could be detrimental to our other shareholders; and

●	the risks described in under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Recent Corporate Highlights

In January 2024, we summitted a New Drug Application (“NDA”) under Section 505(b)(2) of the United States Federal Food, Drug and Cosmetic Act (“FDCA”) with the U.S. Food and Drug Administration (the “FDA”) for DFD-29.

On March 18, 2024, we announced that the FDA accepted the Company’s NDA with a Prescription Drug User Fee Act (“PDUFA”) goal date of November 4, 2024.

Critical Accounting Polices and Uses of Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. Applying these principles requires our judgment in determining the appropriateness of acceptable accounting principles and methods of application in diverse and complex economic activities. The preparation of the accompanying financial statements requires us to make estimates and judgments that affect the reported amounts of revenues, expenses, assets and liabilities, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, see the section of the 2023 Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.” There were no material changes in our critical accounting estimates or accounting policies from December 31, 2023.

Accounting Pronouncements

During the six-month period ended June 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended June 30, 2024 and 2023:

Comparison of the Three-Month Periods Ended June 30, 2024 and 2023

	Three-Month Periods Ended June 30,		Change
($ in thousands, except per share data)	2024	2023	$	%
Revenue:
Product revenue, net	$14,855	$16,961	$(2,106)	-12%
Other revenue	—	211	(211)	-100%
Total revenue	14,855	17,172	(2,317)	-13%

Operating expenses
Cost of goods sold – product revenue	6,541	7,767	(1,226)	-16%
Research and development	913	1,774	(861)	-49%
Selling, general and administrative	10,328	12,141	(1,813)	-15%
Loss on impairment of intangible assets	—	3,143	(3,143)	-100%
Total operating expenses	17,782	24,825	(7,043)	-28%
Loss from operations	(2,927)	(7,653)	4,726	-62%

Other expense (income)
Interest income	(161)	(79)	(82)	104%
Interest expense	563	756	(193)	-26%
Foreign exchange transaction losses	32	33	(1)	-3%
Total other expense (income)	434	710	(276)	-39%
Loss before income taxes	(3,361)	(8,363)	5,002	-60%

Income tax expense	—	—	—	0%
Net loss	$(3,361)	$(8,363)	$5,002	-60%

Revenues

The following table reflects our net product revenue for the three-month periods ended June 30, 2024 and 2023:

	Three-Month Periods Ended
	June 30		Change
($ in thousands)	2024	2023	$	%
Qbrexza®	$6,836	$8,079	$(1,243)	-15%
Accutane®	5,719	5,579	140	3%
Amzeeq®	1,205	1,374	(169)	-12%
Zilxi®	369	572	(203)	-35%
Other / legacy	726	1,357	(631)	-46%
Total net product revenue	$14,855	$16,961	$(2,106)	-12%

Total net product revenues decreased by $2.1 million, or 12%, to $14.9 million for the three-month period ended June 30, 2024, from $17.0 million for the three-month period ended June 30, 2023. The decrease is primarily related to a decrease in net product revenue from Qbrexza.

Qbrexza net product revenue decreased by $1.2 million, or 15%, to $6.8 million for the three-month period ended June 30, 2024, from $8.1 million for the three-month period ended June 30, 2023. The decrease is substantially due to a decrease in unit sales volume driven by the timing of customer orders. In addition, and to a lesser extent, coupon rebates were higher as a result of the expansion of our coverage programs under our overall market access program and managed care rebates increased from the prior year quarter due to higher managed care utilization and cost increases, driving Qbrexza’s average selling price slightly lower than the prior year quarter.

Amzeeq and Zilxi combined net product revenue decreased by $0.4 million, or 19%, to $1.6 million for the three-month period ended June 30, 2024, from $1.9 million for the three-month period ended June 30, 2023. Despite increases in unit sales volume for both products, coupon and managed care rebates increased from period-to-period (See Qbrexza above) offsetting the impact of the volume increase and driving both Amzeeq and Zilxi’s average selling prices lower than the prior year quarter.

Net Revenue from our legacy products, Targadox, Exelderm, and Ximino, decreased by $0.6 million, or 46%, to $0.7 million for the three-month period ended June 30, 2024, from $1.3 million for the three-month period ended June 30, 2023. Targadox continues to experience erosion due to generic competition and we discontinued selling Ximino on September 29, 2023.

Accutane net product revenue increased by $0.1 million, or approximately 3%, to $5.7 million from the prior year quarter due to increased unit volume from the expansion of our customer and distribution base as a result of our focused selling and marketing efforts for Accutane.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for other (chargebacks, distributor service fees, prompt pay discounts), sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2024 and 2023, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of March 31, 2024	$2,806	$2,757	$3,445	$938	$9,946
Current provision related to sales in the current period	1,112	23,573	6,492	1,722	32,899
Checks/credits issued to third parties	(704)	(24,566)	(6,134)	(1,631)	(33,035)
Balance as of June 30, 2024	$3,214	$1,764	$3,803	$1,029	$9,810

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of March 31, 2023	$3,371	$2,217	$3,691	$2,318	$11,597
Current provision related to sales in the current period	2,082	25,764	5,842	5,231	38,919
Checks/credits issued to third parties	(908)	(30,056)	(5,801)	(2,796)	(39,561)
Reclass coupon vendor deposit to accounts payable	—	6,167	—	—	6,167
Balance as of June 30, 2023	$4,545	$4,092	$3,732	$4,753	$17,122

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $9.8 million at June 30, 2024, compared to $9.9 million at March 31, 2024, consistent from period-to-period.

Cost of Goods Sold

Cost of goods sold decreased by $1.2 million, or 16%, to $6.5 million for the three-month period ended June 30, 2024, from $7.8 million for the three-month period ended June 30, 2023, due to the decrease in net product revenue from period-to-period.

Research and Development

Research and Development expenses decreased by $0.9 million, to $0.9 million for the three-month period ended June 30, 2024, from $1.8 million for the three-month period ended June 30, 2023. The decrease is primarily driven by lower clinical trial expenses to develop our DFD-29 product as the clinical phase of the project has concluded.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $1.8 million, or 15%, to $10.3 million for the three-month period ended June 30, 2024, from $12.1 million for the three-month period ended June 30, 2023. The decrease is mainly due to our continued expense management efforts, primarily in sales and marketing and other SG&A areas, designed to improve operational efficiencies, optimize expenses and reduce overall costs.

Interest Expense, net

Interest expense decreased by $0.3 million to $0.4 million for the three-month period ended June 30, 2024, from $0.7 million for the three-month period ended June 30, 2023. The decrease is primarily attributable to a lower average principal balance outstanding during the three-months ended June 30, 2024 of approximately $15.0 million as compared to $20.0 million during the three-months ended June 30, 2023, and higher interest income resulting from increased yields.

Comparison of the Six-Month Periods Ended June 30, 2024 and 2023

	Six-Month Periods Ended June 30,		Change
($in thousands, except per share data)	2024	2023	$	%
Revenue:
Product revenue, net	$27,885	$29,126	$(1,241)	-4%
Other revenue	—	259	(259)	-100%
Total revenue	27,885	29,385	(1,500)	-5%

Operating expenses
Cost of goods sold – product revenue	13,357	14,216	(859)	-6%
Research and development	8,797	3,807	4,990	131%
Selling, general and administrative	18,748	25,433	(6,685)	-26%
Loss on impairment of intangible assets	—	3,143	(3,143)	-100%
Total operating expenses	40,902	46,599	(5,697)	-12%
Loss from operations	(13,017)	(17,214)	4,197	-24%

Other expense (income)
Interest income	(378)	(201)	(177)	88%
Interest expense	1,111	1,406	(295)	-21%
Foreign exchange transaction losses	53	80	(27)	-34%
Total other expense (income)	786	1,285	(499)	-39%
Loss before income taxes	(13,803)	(18,499)	4,696	-25%

Income tax expense	—	—	—	0%
Net loss	$(13,803)	$(18,499)	$4,696	-25%

Revenues

The following table reflects our net product revenue for the six-month periods ended June 30, 2024 and 2023:

	Six-Month Periods Ended
	June 30		Change
($in thousands)	2024	2023	$	%
Qbrexza®	$11,853	$12,173	$(320)	-3%
Accutane®	11,538	10,227	1,311	13%
Amzeeq®	1,960	2,568	(608)	-24%
Zilxi®	642	886	(244)	-28%
Other / legacy	1,892	3,272	(1,380)	-42%
Total net product revenue	$27,885	$29,126	$(1,241)	-4%

Total net product revenues decreased by $1.2 million, or 4%, to $27.9 million for the six-month period ended June 30, 2024, from $29.1 million for the six-month period ended June 30, 2023.

Net revenue from our legacy products decreased by $1.4 million, or 42%, to $1.9 million for the six-month period ended June 30, 2024, from $3.3 million for the six-month period ended June 30, 2023. Targadox continues to experience erosion due to generic competition and we discontinued selling Ximino on September 29, 2023.

Qbrexza, Amzeeq and Zilxi combined net product revenue decreased by $1.2 million, or 8%, to $14.5 million for the six-month period ended June 30, 2024, from $15.6 million for the six-month period ended June 30, 2023. The decrease is substantially due to a decrease in unit sales volume. In addition, and to a lesser extent, coupon rebates were higher as a result of the expansion of our coverage programs under our overall market access program and managed care rebates increased from the prior year due to higher managed care utilization and cost increases, driving Qbrexza, Amzeeq and Zilxi’s average selling price lower than the prior year.

Accutane net product revenue increased by $1.3 million, or 13%, to $11.5 million for the six-month period ended June 30, 2024, from $10.2 million for the six-month period ended June 30, 2023 due to increased unit volume from the expansion of our customer and distribution base as a result of our focused selling and marketing efforts for Accutane.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for other (chargebacks, distributor service fees, prompt pay discounts), sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2024 and 2023, were as follows:

			Managed
			Care
($'s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2023	$4,077	$3,444	$5,210	$1,386	$14,117
Current provision related to sales in the current period	1,240	42,315	11,213	3,703	58,471
Checks/credits issued to third parties	(2,103)	(43,995)	(12,620)	(4,060)	(62,778)
Balance as of June 30, 2024	$3,214	$1,764	$3,803	$1,029	$9,810

			Managed
			Care
($'s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2022	$3,689	$1,696	$3,594	$2,399	$11,378
Current provision related to sales in the current period	4,173	53,694	11,414	9,158	78,439
Checks/credits issued to third parties	(3,317)	(57,465)	(11,276)	(6,804)	(78,862)
Reclass coupon vendor deposit to accounts payable	—	6,167	—	—	6,167
Balance as of June 30, 2023	$4,545	$4,092	$3,732	$4,753	$17,122

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $9.8 million at June 30, 2024, compared to $14.1 million at December 31, 2023, a decrease of $4.3 million. The decrease in the returns reserve reflects lower units on hand in the wholesaler channel. The decrease in the coupon reserve is primarily a result of the timing of receipt. The decrease in the provision for managed care is primarily due to the timing of invoices received at December 31, 2023 leading to a higher reserve at year end.

Cost of Goods Sold

Cost of goods sold decreased by $0.9 million, or 6%, to $13.4 million for the six-month period ended June 30, 2024, from $14.2 million for the six-month period ended June 30, 2023, mainly due to the decrease in net product revenue from period-to-period.

Research and Development

Research and Development expense increased by $5.0 million, to $8.8 million for the six-month period ended June 30, 2024, from $3.8 million for the six-month period ended June 30, 2023. The increase is driven by the $4.1 million filing fee payment to the FDA in January 2024 for DFD-29 and $3.0 million payment for the contractual milestone payment owed to Dr. Reddy’s Laboratories, Ltd (“DRL”) triggered by the FDA’s acceptance of our DFD-29 product NDA in March 2024. This was partially offset by lower clinical trial expenses to develop our DFD-29 product as the clinical phase of the project has concluded.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased by $6.7 million, or 26%, to $18.7 million for the six-month period ended June 30, 2024, from $25.4 million for the six-month period ended June 30, 2023. The decrease is mainly due to our continued expense management efforts, primarily in sales and marketing and other SG&A areas, designed to improve operational efficiencies, optimize expenses and reduce overall costs.

Interest Expense, net

Interest expense decreased by $0.5 million to $0.7 million for the six-month period ended June 30, 2024, from $1.2 million for the six-month period ended June 30, 2023. The decrease is primarily attributable to a lower average principal balance outstanding during the six-months ended June 30, 2024 of approximately $15.0 million as compared to $20.0 million during the six-months ended June 30, 2023 and higher interest income resulting from increased yields.

Liquidity and Capital Resources

At June 30, 2024, we had $23.9 million in cash and cash equivalents as compared to $27.4 million of cash and cash equivalents at December 31, 2023.

On December 27, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”). The Credit Agreement originally provided for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the closing date, we drew $15.0 million. On June 26, 2024, we drew the then remaining $5.0 million under the Credit Facility. Loans under the Credit Facility (the “Term Loans”) mature on December 27, 2027, and bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments began in February 2024 and are paid quarterly. Beginning in February 2026, we are required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 7.5% of the principal amount of funded Term Loans. The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of June 30, 2023, and as of the date of this Quarterly Report on Form 10-Q, the Company was in compliance with the financial covenants under the SWK Credit Facility.

On July 9, 2024, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment is contractually required to be drawn upon FDA approval of DFD-29, subject to receiving approval on or before June 30, 2025.

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance and sale of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). In connection with the 2022 Shelf, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) relating to shares of our common stock. We may offer and sell up to 4,900,000 shares of our common stock, from time to time, under the Sales Agreement. During the six months ended June 30, 2024, we issued and sold 289,744 shares of common stock under the 2022 Shelf, generating net proceeds of $1.5 million. At June 30, 2024, 3,861,553 shares remain available for issuance under the 2022 Shelf.

We regularly evaluate market conditions, our liquidity profile, and financing alternatives, including out-licensing arrangements for our products to enhance our capital structure. We may seek to raise capital through debt or equity financings to expand our product portfolio and for other strategic initiatives, which may include sales of securities under either the 2022 Shelf or a new registration statement or drawing on the SWK Credit Facility, if the conditions for the final drawdown are satisfied. We cannot make any assurances that such additional financing will be available and, if available, the terms may negatively impact the Company’s business and operations. Our expectations are based on current assumptions, projected commercial sales of our products, clinical development plans and regulatory submission timelines, which may be uncertain and may not emerge as expected. Additionally, as a result of recurring losses, substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

Cash Flows for the Six-Month Periods Ended June 30, 2024 and 2023

	Six-Month Periods Ended June 30,		Increase
($’s in thousands)	2024	2023	(Decrease)
Net cash (used in) provided by operating activities	$(10,195)	$3,013	$(13,208)
Net cash provided by (used in) investing activities	—	(5,000)	5,000
Net cash provided by (used in) financing activities	6,668	(13,036)	19,704
Net change in cash and cash equivalents	$(3,527)	$(15,023)	$11,496

Operating Activities

Net cash flows used in operating activities for the six-month period ended June 30, 2024 were $10.2 million compared to $3.0 million of net cash flows provided by operating activities for the six-month period ended June 30, 2023, reflecting a change of $13.2 million from period-to-period. The change substantially reflects cash payments for the $4.1 million filing fee payment to the FDA in January 2024 for DFD-29 and $3.0 million for the contractual milestone payment owed to Dr. Reddy’s Laboratories, Ltd (“DRL”) triggered by the FDA’s acceptance of our DFD-29 product NDA in March 2024. The remainder was driven primarily by the changes in net working capital.

Investing Activities

Net cash used in investing activities decreased by $5.0 million from period to period. The six-month period ended June 30, 2023 reflects the $5.0 million deferred cash payment paid in January 2023 related to the Vyne Product Acquisition.

Financing Activities

Net cash flows provided by financing activities for the six-month period ended June 30, 2024 were $6.7 million compared to $13.0 million of net cash flows used in financing activities for the six-month period ended June 30, 2023, reflecting a change of $19.7 million from period-to-period. The change is driven primarily by the draw of an additional $5.0 million under the Credit Facility with SWK as well as the net proceeds from issuances of common stock under the Sales Agreement of $1.5 million as compared to the paydown of our prior letter of credit and debt facility in the prior year period.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant currently include the following:

●	We are required to make regular payments under the SWK Credit Facility. Based on the amount currently outstanding under the SWK facility and current interest rates, and assuming we do not make further draws under the SWK facility, we expect to make the following payments:

	Payments by Period
	Total	Remainder of 2024	2025	2026	2027

	($'s in thousands)
Interest	$7,688	$1,337	$2,652	$2,253	$1,446
Principal	20,000	—	—	6,000	14,000
Exit fee	1,000	—	—	—	1,000
Total	$28,688	$1,337	$2,652	$8,253	$16,446

●	Excluded from the above table is an additional $5.0 million under the SWB Credit Facility that is contractually required to be drawn if the FDA approves DFD-29 prior to June 30, 2025.
●	Pursuant to the Vyne Product Acquisition Agreement, upon the achievement of net sales milestones with respect to the products purchased in the Vyne Product Acquisition, we are also required to pay contingent consideration consisting of a one-time payment, per product, of $10.0 million and $20.0 million upon each product reaching annual net sales of $100 million and $200 million, respectively. Each required payment must only be paid one time following the first achievement of the applicable annual net sales milestone amount.

●	On June 29, 2021, we entered into the DFD-29 Agreement to obtain the global rights for the development and commercialization of DFD-29 with DRL. Based on the development and commercialization of DFD-29, additional contingent regulatory and commercial milestone payments totaling up to $155.0 million may also become payable. Royalties ranging from ten percent to twenty percent are payable on net sales of the product. In January 2024, the Company paid a $4.0 million filing fee to the FDA upon filing of an NDA for DFD-29. The Company made a $3.0 million contractual milestone payment to DRL in April 2024 based on the FDA’s acceptance of our NDA for DFD-29 filed in January 2024.
●	We are contractually obligated to make installment milestone payments of $3.0 million to Ximino, all of which is classified as current.
●	We are contractually obligated to make sales-based royalty payments to Dermira (for Qbrexza), Sun Pharmaceutical Industries (for Exelderm) and PuraCap Caribe (for Targadox). Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2024, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Journey Medical Corporation, filed as Exhibit 3.1 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
10.1	Amendment to the Journey Medical Corporation 2015 Stock Incentive Plan, filed as Exhibit 10.1 to Form 8-K, filed on June 25, 2024 and incorporated herein by reference.
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2024.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2024.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2024.***
32.2	Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2024.***
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**   Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: August 12, 2024	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Joseph Benesch
Joseph Benesch
Chief Financial Officer
(Principal Financial Officer)