Form 10-Q
period 2024-09-30
Journey Medical Corp
filed 2024-11-12
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 11, 2024
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	14,889,936

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$22,461	$27,439
Accounts receivable, net of reserves	10,671	15,222
Inventory	11,788	10,206
Prepaid expenses and other current assets	1,242	3,588
Total current assets	46,162	56,455

Intangible assets, net	17,844	20,287
Operating lease right-of-use asset, net	32	101
Other assets	6	6
Total assets	$64,044	$76,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,339	$18,149
Due to related party	370	195
Accrued expenses	16,008	20,350
Accrued interest	332	22
Income taxes payable	—	53
Installment payments – licenses, short-term	1,250	3,000
Operating lease liability, short-term	34	99
Total current liabilities	33,333	41,868

Term loan, long-term, net of debt discount	19,785	14,622
Operating lease liability, long-term	—	9
Total liabilities	53,118	56,499

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 14,728,904 and 13,323,952 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	99,472	92,703
Accumulated deficit	(88,548)	(72,355)
Total stockholders’ equity	10,926	20,350
Total liabilities and stockholders’ equity	$64,044	$76,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Product revenue, net	$14,629	$15,279	$42,514	$44,405
Other revenue	—	19,260	—	19,519
Total revenue	14,629	34,539	42,514	63,924

Operating expenses
Cost of goods sold – product revenue	5,285	6,429	18,642	20,645
Research and development	842	2,229	9,639	6,036
Selling, general and administrative	11,396	8,636	30,144	34,069
Loss on impairment of intangible assets	—	—	—	3,143
Total operating expenses	17,523	17,294	58,425	63,893
Income (loss) from operations	(2,894)	17,245	(15,911)	31

Other expense (income)
Interest income	(188)	(8)	(566)	(209)
Interest expense	758	268	1,869	1,674
Foreign exchange transaction losses	51	101	104	181
Gain on extinguishment of debt	(1,125)	—	(1,125)	—
Total other expense (income)	(504)	361	282	1,646
Income (loss) before income taxes	(2,390)	16,884	(16,193)	(1,615)

Income tax expense	—	95	—	95
Net income (loss)	$(2,390)	$16,789	$(16,193)	$(1,710)

Net income (loss) per common share:
Basic	$(0.12)	$0.91	$(0.80)	$(0.09)
Diluted	$(0.12)	$0.80	$(0.80)	$(0.09)
Weighted average number of common shares:
Basic	20,537,794	18,416,368	20,137,942	18,078,437
Diluted	20,537,794	21,034,758	20,137,942	18,078,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except for share and per share amounts)

Nine-Month Period Ended September 30, 2024

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	13,323,952	$1	6,000,000	$1	$92,703	$(72,355)	$20,350
Share-based compensation	—	—	—	—	4,720	—	4,720
Exercise of stock options for cash	101,568	—	—	—	162	—	162
Issuance of common stock for vested restricted stock units	893,901	—	—	—	—	—	—
Issuance of common stock under ESPP	84,464	—	—	—	209	—	209
Issuance of common stock, ATM offering, net of issuance costs of $52	325,019	—	—	—	1,678	—	1,678
Net loss	—	—	—	—	—	(16,193)	(16,193)
Balance as of September 30, 2024	14,728,904	$1	6,000,000	$1	$99,472	$(88,548)	$10,926

Three-Month Period Ended September 30, 2024

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2024	14,018,146	$1	6,000,000	$1	$97,451	$(86,158)	$11,295
Share-based compensation	—	—	—	—	1,640	—	1,640
Exercise of stock options for cash	31,524	—	—	—	63	—	63
Issuance of common stock for vested restricted stock units	611,706	—	—	—	—	—	—
Issuance of common stock under ESPP	32,253	—	—	—	124	—	124
Issuance of common stock, ATM offering, net of issuance costs of $6	35,275	—	—	—	194	—	194
Net loss	—	—	—	—	—	(2,390)	(2,390)
Balance as of September 30, 2024	14,728,904	$1	6,000,000	$1	$99,472	$(88,548)	$10,926

Nine-Month Period Ended September 30, 2023

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2022	11,765,700	$1	6,000,000	$1	$85,482	$(68,502)	$16,982
Share-based compensation	—	—	—	—	2,077	—	2,077
Exercise of options for cash	23,000	—	—	—	25	—	25
Issuance of common stock for vested restricted stock units	708,082	—	—	—	—	—	—
Net loss	—	—	—	—	—	(1,710)	(1,710)
Balance as of September 30, 2023	12,496,782	$1	6,000,000	$1	$87,584	$(70,212)	$17,374

Three-Month Period Ended September 30, 2023

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2023	12,133,890	$1	6,000,000	$1	$87,004	$(87,001)	$5
Share-based compensation	—	—	—	—	558	—	558
Exercise of options for cash	18,000	—	—	—	22	—	22
Issuance of common stock for vested restricted stock units	344,892	—	—	—	—	—	—
Net loss	—	—	—	—	—	16,789	16,789
Balance as of September 30, 2023	12,496,782	$1	6,000,000	$1	$87,584	$(70,212)	$17,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands except for share and per share amounts)

	Nine-Month Periods Ended
	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(16,193)	$(1,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	823	492
Non-cash interest expense	—	353
Amortization of debt discount	213	354
Amortization of acquired intangible assets	2,443	2,952
Amortization of operating lease right-of-use assets	69	65
Share-based compensation	4,720	2,077
Loss on impairment of intangible assets	—	3,143
Gain on extinguishment of debt	(1,125)	—
Changes in operating assets and liabilities:
Accounts receivable	3,728	19,727
Inventory	(1,582)	3,135
Prepaid expenses and other current assets	2,346	2,385
Accounts payable	(2,810)	(8,406)
Due to related party	175	680
Accrued expenses	(4,342)	(3,362)
Accrued interest	310	(160)
Income tax payable	(53)	95
Lease liabilities	(74)	(60)
Net cash (used in) provided by operating activities	(11,352)	21,760

Cash flows from investing activities
Acquired intangible assets	—	(5,000)
Net cash used in investing activities	—	(5,000)

Cash flows from financing activities
Proceeds from exercise of stock options	162	25
Proceeds from issuance of common stock, ATM offering, net of issuance costs	1,678	—
Issuance of common stock under ESPP	209	—
Proceeds from term-loan, net of issuance costs	4,950	—
Payment of license installment note payable	(625)	(1,000)
Proceeds from line of credit	—	28,000
Repayments of line of credit	—	(30,948)
Repayment of EWB term-loan	—	(20,000)
Payment of issuance costs associated with EWB term-loan modification	—	(91)
Net cash provided by (used in) financing activities	6,374	(24,014)

Net change in cash	(4,978)	(7,254)
Cash at the beginning of the period	27,439	32,003
Cash at the end of the period	$22,461	$24,749

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,346	$1,127
Cash paid for income taxes	$104	$85

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

As of September 30, 2024 and December 31, 2023, the Company was a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At September 30, 2024, the Company had $22.5 million in cash and cash equivalents as compared to $27.4 million of cash and cash equivalents at December 31, 2023.

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

On July 9, 2024, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment is contractually required to be drawn upon FDA approval of EmrosiTM (Minocycline Hydrochloride Extended Release Capsules, 40 mg), formerly referred to as DFD-29 (“Emrosi”), subject to the Company receiving approval on or before June 30, 2025. The FDA approved Emrosi on November 4, 2024. The FDA approval also triggered a $15.0 million milestone payment obligation to Dr. Reddy’s Laboratories, Ltd (“DRL”) that is due 30 days after the FDA approval. See Note 19, Subsequent Events, for further information regarding the payment triggered upon FDA approval of Emrosi.

On December 30, 2022, the Company filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance and sale by the Company of up to an aggregate of $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). In connection with the 2022 Shelf, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) relating to shares of the Company’s common stock. The Company may offer and sell up to 4,900,000 shares of its common stock, from time to time, under the Sales Agreement. During the nine months ended September 30, 2024, the Company issued and sold 325,019 shares of common stock under the 2022 Shelf, generating net proceeds of $1.7 million. At September 30, 2024, 3,826,278 shares remain available for issuance under the 2022 Shelf.

On September 19, 2024, the United Stated District Court Southern District of New York through the United States Marshalls notified the Company that it has recovered and will be returning to the Company a portion of the misappropriated cash in connection with the previously disclosed September 2021 cybersecurity incident.

The Company regularly evaluates market conditions, its liquidity profile, and financing alternatives, including out-licensing arrangements for its products, to enhance its capital structure. The Company may seek to raise capital through debt or equity financings to expand its product portfolio and for other strategic initiatives, which may include sales of securities under either the 2022 Shelf or a new registration statement. The Company cannot make any assurances that such additional financing will be available and, if available, the terms may negatively impact the Company’s business and operations. The Company’s expectations are based on current assumptions, projected commercial sales of products, clinical development plans and regulatory submission timelines, which may be uncertain and may not emerge as expected. As a result of recurring losses and the conditions described above, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

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

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	September 30,	December 31,
($’s in thousands)	2024	2023
Raw materials	$3,551	$4,640
Work-in-process	—	884
Finished goods	8,718	4,987
Inventory at cost	12,269	10,511
Inventory reserves	(481)	(305)
Total inventories	$11,788	$10,206

NOTE 5. INTANGIBLE ASSETS

The Company’s finite-lived intangible assets consist of acquired intangible assets. The Company’s intangible assets as of September 30, 2024 and December 31, 2023 are summarized as follows:

	Estimated
	Useful Lives	September 30,	December 31,
($’s in thousands)	(Years)	2024	2023
Intangible assets - product licenses	3-9	$37,925	$37,925
Accumulated amortization		(16,938)	(14,495)
Accumulated impairment loss		(3,143)	(3,143)
Total intangible assets		$17,844	$20,287

The Company’s amortization expense for the three-month periods ended September 30, 2024 and 2023 was $0.8 million and $0.8 million, respectively. The Company’s amortization expense for the nine-month periods ended September 30, 2024 and 2023 was $2.4 million and $3.0 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s unaudited condensed consolidated statements of operations.

Future amortization of the Company’s intangible assets is as follows:

For the years ended	Total Amortization
Remainder of 2024	$814
December 31, 2025	3,257
December 31, 2026	2,471
December 31, 2027	1,775
December 31, 2028	1,595
Thereafter	3,990
Subtotal	13,902
Asset not yet placed in service	3,942
Total	$17,844

NOTE 6. LICENSES ACQUIRED

Emrosi

In June 2021, the Company entered a license, collaboration, and assignment agreement (the “DFD-29 Agreement”) to obtain global rights for the development and commercialization of Emrosi for the treatment of rosacea with DRL; provided, that DRL retained certain rights to the program in select markets including Brazil, Russia, India and China. Pursuant to the terms and conditions of the DFD-29 Agreement, the Company paid $10.0 million. Based on the development and commercialization of Emrosi, additional contingent regulatory and commercial milestone payments totaling up to $140.0 million, which excludes the $15.0 million milestone payment triggered by FDA approval on November 4, 2024, may also become payable by the Company. (See Note 19, Subsequent Events, for further information regarding current contingent regulatory milestone payments to DRL pursuant to the DFD - 29 Agreement). The Company is required to pay royalties ranging from approximately ten percent to twenty percent on net sales of Emrosi, subject to certain reductions. Additionally, the Company was required to fund and oversee the Phase 3 clinical trials beginning after the execution of the DFD-29 Agreement in 2021. The Phase 3 clinical trials substantially concluded in July 2023 upon the Company’s receipt of positive Phase 3 clinical trial results.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2024
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$22,461	$—	$—	$22,461
Total	$22,461	$—	$—	$22,461

	December 31, 2023
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$27,439	$—	$—	$27,439
Total	$27,439	$—	$—	$27,439

The Company did not carry any level 2 or level 3 assets or liabilities at September 30, 2024 or December 31, 2023. No transfers occurred between level 1, level 2, and level 3 instruments during the nine-month periods ended September 30, 2024 and 2023.

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

For the three-month periods ended September 30, 2024 and 2023, the Company recorded related party expenses to Fortress of approximately $8,000 and $11,000, respectively. For the nine-month periods ended September 30, 2024 and 2023, the Company recorded related party expenses to Fortress of approximately $26,000 and $47,000, respectively. The due to related party liability at September 30, 2024 and December 31, 2023 was $0.4 million and $0.2 million, respectively, and primarily relate to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

Fortress Income Tax

At September 30, 2024, 47.6% of all classes of the Company’s outstanding common stock was owned by Fortress. Prior to the Company’s initial public offering of securities in 2021, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states.” These jurisdictions generally require corporations engaged in unitary business and meet the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 17 below for a discussion of income taxes.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
($’s in thousands)	2024	2023
Accrued expenses:
Accrued coupons and rebates	$6,321	$9,987
Return reserve	3,430	4,077
Accrued compensation	2,588	3,374
Accrued royalties payable	1,601	2,015
Accrued legal, accounting and tax	567	185
Accrued marketing and market access	673	—
Accrued research and development	248	20
Accrued inventory	355	352
Accrued iPledge program	90	174
Other	135	166
Total accrued expenses	$16,008	$20,350

NOTE 10. OPERATING LEASE OBLIGATIONS

The Company leases 3,681 square feet of office space in Scottsdale, Arizona. In September 2022, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease will expire on January 31, 2025.

The Company recorded lease expense as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($’s in thousands)	2024	2023	2024	2023
Operating lease cost	$24	$24	$72	$72
Variable lease cost	1	1	4	3
Total lease cost	$25	$25	$76	$75

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($’s in thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$26	$25	$77	$67
Weighted-average remaining lease term - operating leases	0.3	1.4	0.3	1.4
Weighted-average discount rate - operating leases	6.25%	6.25%	6.25%	6.25%

As of September 30, 2024, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

$’s in thousands
Remainder of 2024	$25
2025	9
Total lease payments	34
Less: present value discount	—
Total operating lease liabilities	$34

NOTE 11. DEBT

The Company’s debt obligations at September 30, 2024 and December 31, 2023 were as follows:

	September 30,	December 31,
($’s in thousands)	2024	2023
Principal balance	$20,000	$15,000
Plus: Exit fee	1,000	750
Less: Debt discount and fees	(1,215)	(1,128)
Net carry amount (Long-term)	$19,785	$14,622

SWK Long-Term Debt

On December 27, 2023 (the “Closing Date”), the Company entered into a Credit Agreement with SWK. The Credit Agreement provides for a term loan Credit Facility in the original principal amount of up to $20.0 million. On the Closing Date, the Company drew $15.0 million. On June 26, 2024, the Company drew the remaining $5.0 million under the Credit Facility. On July 9, 2024, the Company entered into the Amendment to the Credit Agreement with SWK. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment is contractually required to be drawn upon FDA approval of Emrosi, subject to the Company receiving approval on or before June 30, 2025.

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

Upon repayment in full of the Term Loans, the Company will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, the Company paid an origination fee of $0.2 million on the Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. The Company is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the SWK Term Loan as of September 30, 2024 was 14.88%. The fair value of the debt approximates its carrying value.

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of September 30, 2024, the Company was in compliance with the financial covenants under the SWK Credit Facility.

As of September 30, 2024, the contractual maturities of the long-term debt, including the payment of the exit fee, are as follows (dollars in thousands):

Years ending December 31,	Term Loan
Remainder of 2024	$—
2025	—
2026	6,000
2027	15,000
Total	21,000
Debt discount	(1,215)
Total, net	19,785
Current portion	—
Term-loan (long-term)	$19,785

NOTE 12: INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the three and nine-month periods ended September 30, 2024 and 2023 consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($’s in thousands)	2024	2023	2024	2023
Interest payments on term loans and LOC	$671	$34	$1,656	$967
Amortization/Accretion	87	58	213	354
Imputed interest on acquired intangible assets	—	176	—	353
Total interest expense and financing fees	$758	$268	$1,869	$1,674

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

NOTE 14. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant shares of common stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2024 Annual Meeting of Stockholders, held on June 25, 2024, the Company’s stockholders approved, among other matters, an amendment to the Plan to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 10,642,857. As of September 30, 2024, 2,796,065 shares were available for issuance under the Plan.

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

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of September 30, 2024, 215,536 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and nine-month periods ended September 30, 2024 and 2023:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($’s in thousands)	2024	2023	2024	2023
Research and development	$150	$23	$466	$87
Selling, general and administrative	1,490	535	4,254	1,990
Total non-cash compensation expense related to share-based compensation included in operating expense	$1,640	$558	$4,720	$2,077

Stock Options

The following table summarizes the Company’s stock option activities:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2023	2,769,869	$1.49	$3,441,146	4.53
Granted	25,000	4.57
Exercised	(101,568)	1.59
Forfeited	(143,349)	2.88
Expired	(26,306)	2.30
Outstanding options at September 30, 2024	2,523,646	$1.43	$10,640,203	3.55
Options vested and exercisable at September 30, 2024	2,087,920	$1.10	$9,508,566	2.58

For the three-month periods ended September 30, 2024 and 2023, approximately $0.1 million and $0.1 million, respectively, of stock option compensation expense was charged against operations. For the nine-month periods ended September 30, 2024 and 2023, approximately $0.2 million and $0.4 million, respectively, of stock option compensation expense was charged against operations. For the nine-month period ended September 30, 2024, the Company issued 101,568 shares of common stock upon the exercise of outstanding stock options and received proceeds of approximately $162,000. At September 30, 2024, the Company had unrecognized stock-based compensation expense related to all unvested options of $0.5 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2024. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock Units

The following table summarizes the activity related to the Company’s RSUs for the nine-month period ended September 30, 2024:

		Weighted
	Number of	average grant
	units	date Fair value
Unvested balance at December 31, 2023	1,306,923	$3.88
Granted	2,098,912	4.56
Vested	(893,901)	4.04
Forfeited	(27,500)	4.61
Unvested balance at September 30, 2024	2,484,434	$4.39

For the three-month periods ended September 30, 2024 and 2023, approximately $1.5 million and $0.5 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the nine-month periods ended September 30, 2024 and 2023, approximately $4.3 million and $1.6 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the nine-month periods ended September 30, 2024 and 2023, the Company issued 893,901 and 708,082 shares of common stock, respectively, upon vesting of RSU’s amounting to $3.6 million and $2.8 million, respectively, in total aggregate fair market value. At September 30, 2024, 2,484,434 RSUs remained unvested and there was approximately $6.8 million of unrecognized compensation cost related to restricted stock which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant for the offering period beginning February 1, 2024 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (5.1%); expected term (0.5 years); expected volatility (96%); and an expected dividend yield (0%). The Company recorded $0.2 million of stock-based compensation under the 2023 ESPP for the nine-month period ended September 30, 2024. As of September 30, 2024, there was unrecognized stock-based compensation expense of approximately $34,000 related to the current ESPP offering period, which ends January 31, 2025.

NOTE 15. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products, Qbrexza®, Amzeeq®, Zilxi®, Accutane®, Exelderm®, Targadox®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

Revenues by product are summarized as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($ in thousands)	2024	2023	2024	2023
Qbrexza®	$7,583	$5,865	$19,435	$18,038
Accutane®	3,996	4,882	15,534	15,109
Amzeeq®	1,542	2,336	3,503	4,904
Zilxi®	558	681	1,200	1,567
Other / legacy	950	1,515	2,842	4,787
Total product revenues	$14,629	$15,279	$42,514	$44,405

The Company recognized other revenue as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($in thousands)	2024	2023	2024	2023
Non-refundable upfront payment from Maruho	$—	$19,000	$—	$19,000
Royalties on sales of Rapifort® Wipes 2.5%	—	260	—	519
Total other revenue	$—	$19,260	$—	$19,519

Significant Customers

For the three and nine-month periods ended September 30, 2024 and 2023 there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At September 30, 2024, one of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 12.4%. At December 31, 2023, one of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 13.0%.

NOTE 16. XIMINO SETTLEMENT

In August 2024, the Company executed a settlement agreement (the “Settlement Agreement”) to settle amounts owed by the Company to Sun Pharmaceutical Industries, Inc. (“Sun”) pursuant to the Ximino Asset Purchase Agreement. The Company owed $3.0 million of license installment payments to Sun associated with the license of Ximino. Pursuant to the Settlement Agreement, the Company agreed to settle the total outstanding obligation owed to Sun for a total of $1.9 million, payable in three installments: 1) $625.0 thousand upon execution of the Settlement Agreement, 2) $625.0 thousand on December 1, 2024, and 3) $625.0 thousand on January 15, 2025. The Company accounted for the settlement of the license installment payment as a gain of $1.1 million for the difference between the carrying value of the license installment payments of $3.0 million and the settlement amount of $1.9 million. The Company recorded the difference of $1.1 million as a Gain on extinguishment of debt in the Condensed Consolidated Statements of Operations.

NOTE 17. INCOME TAXES

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Net income (loss) before income taxes	$(2,390)	$16,884	$(16,193)	$(1,615)
Provision (benefit) for Income	—	95	—	95
Effective tax rate	0.0%	0.6%	0.0%	-5.9%

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of September 30, 2024.

As of September 30, 2024, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

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

Diluted net income (loss) per shares was calculated as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2024	2023	2024	2023
Diluted earnings per share
Numerator:
Net income (loss) - basic and diluted	$(2,390)	$16,789	$(16,193)	$(1,710)

Denominator
Weighted-average shares outstanding - basic	20,537,794	18,416,368	20,137,942	18,078,437

Dilutive impact from:
Stock options	—	1,252,578	—	—
Restricted stock units	—	1,365,812	—	—
Weighted-average shares outstanding - diluted	20,537,794	21,034,758	20,137,942	18,078,437

Net income (loss) per share - basic	$(0.12)	$0.91	$(0.80)	$(0.09)
Net income (loss) per share - diluted	$(0.12)	$0.80	$(0.80)	$(0.09)

Potentially dilutive securities excluded from the calculation of net income (loss) per share
Unvested restricted stock units	2,484,434	—	2,484,434	1,365,812
Stock options	1,739,786	976,949	1,640,972	1,144,412
Total potentially dilutive securities	4,224,220	976,949	4,125,406	2,510,224

The Company’s potentially dilutive securities, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three and nine-month periods ended September 30, 2024, and the nine - month period ended September 30, 2023, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both the basic and diluted loss per share is the same for the three and nine-month periods ended September 30, 2024 and for the nine - month period ended September 30, 2023.

NOTE 19. SUBSEQUENT EVENTS

Milestone payment to Dr Reddy upon FDA approval of Emrosi

On November 4, 2024, the Company received FDA approval for Emrosi, its product for the treatment of papulopustular rosacea. Pursuant to the DFD-29 Agreement, the Company is contractually obligated to pay DRL contingent regulatory, commercial, and corporate-based milestone payments and royalties. The approval of Emrosi by the FDA on November 4, 2024, triggered a $15.0 million milestone payment obligation to DRL that is due 30 days after FDA approval. Milestone payments made upon regulatory approval are capitalized and amortized over the remaining useful life of the related product. The approval of Emrosi by the FDA also triggered the requirement of the Company to draw on the remaining $5.0 million under the SWK Credit Facility. As of the date of issuance of these financial statements, the Company has not drawn on this amount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Cautionary Notice Regarding Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

●	the fact that our products and product candidates are subject to time and cost intensive regulation and clinical testing and as a result, may never be successfully developed or commercialized;
●	a substantial portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income;
●	we operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations;
●	our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results;
●	competition could limit our products’ commercial opportunity and profitability, including competition from manufacturers of generic versions of our products;
●	the risk that our products do not achieve broad market acceptance, including by government and third-party payors;
●	our reliance third parties for several aspects of our operations;
●	our dependence on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful;
●	the dependence of the success of our business, including our ability to finance our company and generate additional revenue, on the successful commercialization of our recently approved product, Emrosi, and any future product candidates that we may develop, in-license or acquire;
●	clinical drug development is very expensive, time consuming, and uncertain and our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates;
●	our competitors could develop and commercialize products similar or identical to ours;
●	risks related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity;
●	the effects of major public health issues, epidemics or pandemics on our product revenues and any future clinical trials;
●	our potential need to raise additional capital;
●	the substantial doubt expressed about our ability to continue as a going concern;

●	Fortress controls a voting majority of our common stock, which could be detrimental to our other shareholders; and
●	the risks described in under the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

Recent Corporate Highlights

FDA Approval of Emrosi

On November 4, 2024, the U.S. Food and Drug Administration (the “FDA”) approved EmrosiTM (Minocycline Hydrochloride Extended Release Capsules, 40 mg), formerly referred to as DFD-29 (“Emrosi”) for the treatment of inflammatory lesions of rosacea in adults. Emrosi was developed by Journey in collaboration with DRL. Journey is completing the manufacturing of Emrosi for the U.S. market and anticipates initial supply will be available in late first quarter or early second quarter of 2025. Journey intends to commercialize Emrosi in the U.S. with its commercial team.

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

Accounting Pronouncements

During the nine-month period ended September 30, 2024, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2023 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended September 30, 2024 and 2023:

Comparison of the Three-Month Periods Ended September 30, 2024 and 2023

	Three-Month Periods Ended September 30,		Change
($ in thousands, except per share data)	2024	2023	$	%
Revenue:
Product revenue, net	$14,629	$15,279	$(650)	-4%
Other revenue	—	19,260	(19,260)	-100%
Total revenue	14,629	34,539	(19,910)	-58%

Operating expenses
Cost of goods sold – product revenue	5,285	6,429	(1,144)	-18%
Research and development	842	2,229	(1,387)	-62%
Selling, general and administrative	11,396	8,636	2,760	32%
Total operating expenses	17,523	17,294	229	1%
Income (loss) from operations	(2,894)	17,245	(20,139)	-117%

Other expense (income)
Interest income	(188)	(8)	(180)	2250%
Interest expense	758	268	490	183%
Foreign exchange transaction losses	51	101	(50)	-50%
Gain on extinguishment of debt	(1,125)	—	(1,125)	100%
Total other expense (income)	(504)	361	(865)	-240%
Income (loss) before income taxes	(2,390)	16,884	(19,274)	-114%

Income tax expense	—	95	(95)	-100%
Net income (loss)	$(2,390)	$16,789	(19,179)	-114%

Revenues

The following table reflects our net product revenue for the three-month periods ended September 30, 2024 and 2023:

	Three-Month Periods Ended
	September 30		Change
($ in thousands)	2024	2023	$	%
Qbrexza®	$7,583	$5,865	$1,718	29%
Accutane®	3,996	4,882	(886)	-18%
Amzeeq®	1,542	2,336	(794)	-34%
Zilxi®	558	681	(123)	-18%
Other / legacy	950	1,515	(565)	-37%
Total net product revenue	$14,629	$15,279	$(650)	-4%

Total net product revenues decreased by $0.7 million, or 4%, to $14.6 million for the three-month period ended September 30, 2024, from $15.3 million for the three-month period ended September 30, 2023.

Qbrexza® net product revenue increased by $1.7 million, or 29%, to $7.6 million for the three-month period ended September 30, 2024, from $5.9 million for the three-month period ended September 30, 2023. The increase is primarily volume driven, due to our continued marketing efforts and the recent expansion of our access and coverage platforms related to the Qbrexza product.

Accutane® net product revenue decreased by $0.9 million, or 18%, to $4.0 million for the three-month period ended September 30, 2024, from $4.9 million for the three-month period ended September 30, 2023 due to recent market competition.

Amzeeq® and Zilxi® net product revenue combined, decreased by $0.9 million, or 30%, to $2.1 million for the three-month period ended September 30, 2024, from $3.0 million for the three-month period ended September 30, 2023. The decrease is primarily due to a slight decrease in unit sales volume and an increase in coupon rebates as a result of the expansion of our patient coverage options under our overall market access program driving average selling prices lower as compared to the prior year quarter.

Net Revenue from our legacy products decreased by $0.6 million, or 37%, to $0.9 million for the three-month period ended September 30, 2024, from $1.5 million for the three-month period ended September 30, 2023. Targadox® continues to experience erosion due to generic competition and we discontinued selling Ximino® on September 29, 2023.

Other Revenue

	Three-Month Periods Ended September 30,		Change
($in thousands)	2024	2023	$	%
Other revenue	—	19,260	(19,260)	-100%
Total other revenue	$—	$19,260	$(19,260)	-100%

On August 31, 2023, we entered into a license agreement (the “Maruho Agreement”) with Maruho Co., Ltd., a Japanese company specializing in dermatology (“Maruho”), whereby we granted an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos (the “Territory”). Under the terms of the Maruho Agreement, Maruho paid us $19.0 million as a non - refundable upfront payment. Maruho is also obligated to make royalty payments to us related to sales of the product in the Territory equal to the corresponding rate payable by us to Dermira under the asset purchase agreement between us and Dermira.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for sales returns, coupons, managed care rebates, government rebates, and other allowances (chargebacks, distributor service fees, prompt pay discounts), customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2024 and 2023, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of June 30, 2024	$3,214	$1,764	$3,803	$1,029	$9,810
Current provision related to sales in the current period	456	18,241	6,228	1,066	25,991
Checks/credits issued to third parties	(240)	(18,289)	(6,370)	(1,151)	(26,050)
Balance as of September 30, 2024	$3,430	$1,716	$3,661	$944	$9,751

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of June 30, 2023	$4,545	$4,092	$3,732	$4,753	$17,122
Current provision related to sales in the current period	497	20,604	5,478	2,247	28,826
Checks/credits issued to third parties	(519)	(22,926)	(6,266)	(5,572)	(35,283)
Balance as of September 30, 2023	$4,523	$1,770	$2,944	$1,428	$10,665

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $9.8 million at September 30, 2024, compared to $9.8 million at June 30, 2024, consistent from period-to-period.

Cost of Goods Sold

Cost of goods sold decreased by $1.1 million, or 18%, to $5.3 million for the three-month period ended September 30, 2024, from $6.4 million for the three-month period ended September 30, 2023 driving an increase in our gross product margin of 6.0%, from 57.9% for the three-month period ended September 30, 2023, to 63.9% for the three-month period ended September 30, 2024. The decrease in cost of goods sold and related increase in our gross product margin from period-to-period is mainly due to $0.6 million in inventory charges recorded in the prior year period and a decrease of $0.2 million in product royalties from the same period in 2023, resulting from lower sales of Accutane and the contractual expiration of our Exelderm® product royalty in November 2023. Additionally, Prescription User Drug (PDUFA) fees were lower than the same period in 2023 by $0.3 million, due to the discontinuation of Ximino® in September of 2023. Non-cash amortization of acquired intangible assets was $0.8 million for each of the three-month periods ending September 30, 2024 and 2023.

Research and Development

Research and Development (“R&D”) expenses decreased by $1.4 million, to $0.8 million for the three-month period ended September 30, 2024, from $2.2 million for the three-month period ended September 30, 2023. The decrease is primarily driven by lower clinical trial expenses to develop Emrosi, offset slightly by R&D-related launch costs for the product, as the clinical phase of the project has concluded, and our Emrosi launch efforts have commenced.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased by $2.8 million, or 32%, to $11.4 million for the three-month period ended September 30, 2024, from $8.6 million for the three-month period ended September 30, 2023. The increase is mainly due to increases non-cash share-based compensation expense and overall selling and marketing expenses. Non-cash share-based compensation expense increased by $1.0 million as a result of an increase in outstanding equity awards from the same period in 2023. The remaining increase is primarily due to the expansion of our access and coverage platforms and the commencement of our launch efforts for Emrosi related mainly to market research and access and corporate headcount. Additionally, product sample expenses increased from the same period in 2023 due to the timing of delivery of product samples from period-to-period, as the bulk of our product sample expense in 2023 occurred in the first half of the year.

Interest Income

Interest income increased by $0.2 million compared to the same period in 2023. Interest income reflects the income earned on our high yield money market account. The increase is due to a higher invested balance compared to the prior year resulting from entering into the SWK Credit Facility in December 2023, and to a lesser extent, a slight increase in investment yield.

Interest Expense

Interest expense increased by $0.5 million compared to the same period in 2023. In July 2023, we satisfied all of our outstanding debt obligations with East West Bank (“EWB”) by voluntarily repaying the outstanding balance on our term loan under the Loan and Security Agreement with EWB. As such, we had no additional debt or borrowing of funds until entering into the Credit Facility with SWK in December of 2023.

Comparison of the Nine-Month Periods Ended September 30, 2024 and 2023

	Nine-Month Periods Ended September 30,		Change
($in thousands, except per share data)	2024	2023	$	%
Revenue:
Product revenue, net	$42,514	$44,405	$(1,891)	-4%
Other revenue	—	19,519	(19,519)	-100%
Total revenue	42,514	63,924	(21,410)	-33%

Operating expenses
Cost of goods sold – product revenue	18,642	20,645	(2,003)	-10%
Research and development	9,639	6,036	3,603	60%
Selling, general and administrative	30,144	34,069	(3,925)	-12%
Loss on impairment of intangible assets	—	3,143	(3,143)	-100%
Total operating expenses	58,425	63,893	(5,468)	-9%
Income (loss) from operations	(15,911)	31	(15,942)	-51426%

Other expense (income)
Interest income	(566)	(209)	(357)	171%
Interest expense	1,869	1,674	195	12%
Foreign exchange transaction losses	104	181	(77)	-43%
Gain on extinguishment of debt	(1,125)	—	(1,125)	100%
Total other expense (income)	282	1,646	(1,364)	-83%
Loss before income taxes	(16,193)	(1,615)	(14,578)	903%

Income tax expense	—	95	(95)	-100%
Net loss	$(16,193)	$(1,710)	(14,483)	847%

Revenues

The following table reflects our net product revenue for the nine-month periods ended September 30, 2024 and 2023:

	Nine-Month Periods Ended
	September 30		Change
($in thousands)	2024	2023	$	%
Qbrexza®	$19,435	$18,038	$1,397	8%
Accutane®	15,534	15,109	425	3%
Amzeeq®	3,503	4,904	(1,401)	-29%
Zilxi®	1,200	1,567	(367)	-23%
Other / legacy	2,842	4,787	(1,945)	-41%
Total net product revenue	$42,514	$44,405	$(1,891)	-4%

Total net product revenues decreased by $1.9 million, or 4%, to $42.5 million for the nine-month period ended September 30, 2024, from $44.4 million for the nine-month period ended September 30, 2023.

Qbrexza® net product revenue increased by $1.4 million, or 8%, to $19.4 million for the nine-month period ended September 30, 2024, from $18.0 million for the nine-month period ended September 30, 2023. The increase is due to an increase in unit sales volume driven by our continued marketing efforts and the expansion of our access and coverage platforms related to Qbrexza.

Accutane net product revenue increased by $0.4 million, or 3%, to $15.5 million for the nine-month period ended September 30, 2024, from $15.1 million for the nine-month period ended September 30, 2023 due to increased unit volume from the expansion of our customer and distribution base as a result of our focused selling and marketing efforts for Accutane.

Amzeeq and Zilxi combined net product revenue decreased by $1.8 million, or 27%, to $4.7 million for the nine-month period ended September 30, 2024, from $6.5 million for the nine-month period ended September 30, 2023. The decrease is substantially due to decreased unit sales volume. In addition, coupon rebates were higher as a result of the expansion of coverage options under our overall market access program. Additionally, managed care rebates increased from the same period in 2023 due to higher managed care utilization and cost increases, driving Amzeeq and Zilxi’s average selling price lower than the prior year.

Net revenue from our legacy products decreased by $1.9 million, or 41%, to $2.8 million for the nine-month period ended September 30, 2024, from $4.8 million for the nine-month period ended September 30, 2023 due to the continued price erosion of Targadox from generic competition, and the discontinuation of Ximino on September 29, 2023.

Other revenue

	Nine-Month Periods Ended September 30,		Change
($in thousands)	2024	2023	$	%
Other revenue	—	19,519	(19,519)	-100%
Total other revenue	$—	$19,519	$(19,519)	-100%

On August 31, 2023, we entered into the Maruho Agreement where Maruho paid us $19.0 million as a non-refundable upfront payment.

Gross-to-Net Sales Accruals

Gross-to-net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2024 and 2023, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2023	$4,077	$3,444	$5,210	$1,386	$14,117
Current provision related to sales in the current period	1,696	60,556	17,441	4,780	84,473
Checks/credits issued to third parties	(2,343)	(62,284)	(18,990)	(5,222)	(88,839)
Balance as of September 30, 2024	$3,430	$1,716	$3,661	$944	$9,751

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2022	$3,689	$1,696	$3,594	$2,399	$11,378
Current provision related to sales in the current period	4,670	74,298	16,892	11,405	107,265
Checks/credits issued to third parties	(3,836)	(80,391)	(17,542)	(12,376)	(114,145)
Reclass coupon vendor deposit to accounts payable	—	6,167	—	—	6,167
Balance as of September 30, 2023	$4,523	$1,770	$2,944	$1,428	$10,665

Our reserves for gross-to-net sales allowances were $9.8 million at September 30, 2024, compared to $14.1 million at December 31, 2023, a decrease of $4.4 million. The decrease in the returns reserve reflects lower units on hand in the wholesaler channel. The decrease in the coupon and managed care reserves is primarily a result of the timing of credits and invoices received at the end of 2023, leading to a higher reserves at December 31, 2023.

Cost of Goods Sold

Cost of goods sold (“COGS”) decreased by $2.0 million, or 10%, to $18.6 million for the nine-month period ended September 30, 2024, from $20.6 million for the nine-month period ended September 30, 2023. Product royalties were lower by $1.0 million compared to the same period in 2023 due to the contractual expiration of our Exelderm product royalty in November 2023, the contractual decrease in our Qbrexza royalty in the second quarter of 2023, and the discontinuation of Ximino in September of 2023. In addition, the discontinuation of Ximo has resulted in lower PDUFA fees of $0.8 million and lower non-cash license amortization of $0.5 million. These decreases were offset, in part, by an increase in product COGS of $0.5 million, as a result of product mix, mainly driven by the higher Accutane net product revenue from period-to-period.

Research and Development

R&D expense increased by $3.6 million, to $9.6 million for the nine-month period ended September 30, 2024, from $6.0 million for the nine-month period ended September 30, 2023. The increase is driven by the $4.1 million filing fee payment to the FDA for Emrosi in January 2024 and a $3.0 million payment for the contractual milestone payment owed to Dr. Reddy’s Laboratories, Ltd (“DRL”) triggered by the FDA’s acceptance of the NDA for Emrosi in March 2024. In addition, Emrosi launch related expenses were an incremental $0.8 million from the same period in 2023 as a result of the commencement of our product launch efforts in 2024. These increases were offset, in part, by $4.3 million of lower clinical trial expenses to develop Emrosi compared to the same period in 2023, as the clinical phase of the project has concluded.

Selling, General and Administrative

SG&A expenses decreased by $3.9 million, or 12%, to $30.1 million for the nine-month period ended September 30, 2024, from $34.1 million for the nine-month period ended September 30, 2023. The decrease is due to our continued expense management efforts, offset by non-cash share-based compensation, the expansion of our access and coverage platforms and the commencement of our launch efforts for Emrosi. SG&A related to our continued expense management efforts, primarily in sales and marketing and other SG&A areas, decreased by $7.6 million compared to the same period in 2023. This decrease is partially offset by a $1.4 million increase in SG&A expenses from period-to-period due to the expansion of our access and coverage platforms, and the commencement of our launch efforts for Emrosi related mainly to market research and access and corporate headcount. In addition, non-cash share-based compensation expense increased by $2.3 million compared to the same period in 2023 as a result of an increase in outstanding equity awards from period-to-period.

Interest Income

Interest income increased by $0.4 million compared to the same period in 2023. Interest income reflects the income earned on our high yield money market account. The increase is due to a higher invested balance compared to the prior year resulting from entering into the SWK Credit Facility in December 2023, and to a lesser extent, a slight increase in investment yield.

Interest Expense

Interest expense increased by $0.2 million compared to the same period in 2023. In July 2023, we satisfied all of our outstanding debt obligations with EWB by voluntarily repaying the outstanding balance on our term loan under the Loan and Security Agreement with EWB. As such, we had no additional debt or borrowing of funds, and therefore incurred only minimal interest expense until entering into the Credit Facility with SWK in December of 2023.

Liquidity and Capital Resources

At September 30, 2024, we had $22.5 million in cash and cash equivalents as compared to $27.4 million of cash and cash equivalents at December 31, 2023.

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

On July 9, 2024, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment is contractually required to be drawn upon FDA approval of Emrosi, subject to receiving approval on or before June 30, 2025. The approval of Emrosi by the FDA triggered the requirement to draw on the remaining $5.0 million under the Credit Facility. As of the date of issuance of these financial statements, we have not drawn on this amount. The FDA approval also triggered a $15.0 million milestone payment obligation to DRL that is due 30 days after the FDA approval. (See Note 19, to the consolidated financial statements, “Subsequent Events”, for further information regarding current contingent regulatory milestone payments to DRL pursuant to the DFD – 29 Agreement).

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-269079), which was declared effective by the Securities and Exchange Commission (“SEC”) on January 26, 2023. This shelf registration statement covers the offering, issuance and sale of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). In connection with the 2022 Shelf, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) relating to shares of our common stock. We may offer and sell up to 4,900,000 shares of our common stock, from time to time, under the Sales Agreement. During the nine months ended September 30, 2024, we issued and sold 325,019 shares of common stock under the 2022 Shelf, generating net proceeds of $1.7 million. At September 30, 2024, 3,826,278 shares remain available for issuance under the 2022 Shelf.

On September 19, 2024, the United Stated District Court Southern District of New York through the United States Marshalls notified us that it has recovered and will be returning to the Company a portion of the misappropriated cash in connection with the previously disclosed September 2021 cybersecurity incident.

We regularly evaluate market conditions, our liquidity profile, and financing alternatives, including out-licensing arrangements for our products to enhance our capital structure. We may seek to raise capital through debt or equity financings to expand our product portfolio and for other strategic initiatives, which may include sales of securities under either the 2022 Shelf or a new registration statement. Additionally, since we received FDA approval for Emrosi on November 4, 2024, we are required to draw on the remaining $5.0 million under the SWK Credit Facility on or before June 30, 2025. We cannot make any assurances that such additional financing will be available and, if available, the terms may negatively impact the Company’s business and operations. Our expectations are based on current assumptions, projected commercial sales of our products, clinical development plans and regulatory submission timelines, which may be uncertain and may not emerge as expected. Additionally, as a result of recurring losses, substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

Cash Flows for the Nine-Month Periods Ended June 30, 2024 and 2023

	Nine-Month Periods Ended September 30,		Increase
($’s in thousands)	2024	2023	(Decrease)
Net cash (used in) provided by operating activities	$(11,352)	$21,760	$(33,112)
Net cash provided by (used in) investing activities	—	(5,000)	5,000
Net cash provided by (used in) financing activities	6,374	(24,014)	30,388
Net change in cash and cash equivalents	(4,978)	(7,254)	2,276

Operating Activities

Net cash flows used in operating activities for the nine-month period ended September 30, 2024 were $11.4 million compared to $21.8 million of net cash flows provided by operating activities for the nine-month period ended September 30, 2023, reflecting a change of $33.1 million from period-to-period. Cash provided by operating activities for the nine-month period ended September 30, 2023 includes cash received pursuant to the Maruho Agreement, where Maruho paid us $19.0 million as a non-refundable upfront payment. Additionally, in 2024 we made cash payments of $4.1 million related to the filing fee paid to the FDA for Emrosi in January 2024 and $3.0 million for the contractual milestone payment owed DRL triggered by the FDA’s acceptance of the NDA for Emrosi in March 2024. The remainder was driven primarily by the changes in net working capital.

Investing Activities

The nine-month period ended September 30, 2023 reflects the $5.0 million deferred cash payment paid in January 2023 related to the Vyne Product Acquisition.

Financing Activities

Net cash flows provided by financing activities for the nine-month period ended September 30, 2024 were $6.4 million compared to $24.0 million of net cash flows used in financing activities for the nine-month period ended September 30, 2023, reflecting a change of $30.4 million from period-to-period. Cash provided by financing activities for the nine-month period ended September 30, 2024 reflects the draw of an additional $5.0 million under the SWK Credit Facility in June of 2024, as well as the net proceeds from issuances of common stock under the Sales Agreement of $1.7 million as compared to the paydown of our prior letter of credit and debt facility in the prior year period. Net cash used in financing activities for the nine-month period ended September 30, 2023 reflects the voluntarily repayment the outstanding balance on our term loan under the Loan and Security Agreement with EWB.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant currently include the following:

●	We are required to make regular payments under the SWK Credit Facility. Based on the amount currently outstanding under the SWK facility and current interest rates, and assuming we do not make further draws under the SWK facility, we expect to make the following payments:

	Payments by Period
		Remainder of
	Total	2024	2025	2026	2027

	($'s in thousands)
Interest	$6,971	$664	$2,634	$2,237	$1,436
Principal	20,000	—	—	6,000	14,000
Exit fee	1,000	—	—	—	1,000
Total	$27,971	$664	$2,634	$8,237	$16,436

●	Excluded from the above table is an additional $5.0 million under the SWB Credit Facility that is contractually required to be drawn upon FDA approval of Emrosi, subject to receiving approval on or before June 30, 2025. The approval of Emrosi by the FDA triggered the requirement to draw on the remaining $5.0 million under the Credit Facility.
●	Pursuant to the Vyne Product Acquisition Agreement, upon the achievement of net sales milestones with respect to the products purchased in the Vyne Product Acquisition, we are also required to pay contingent consideration consisting of a one-time payment, per product, of $10.0 million and $20.0 million upon each product reaching annual net sales of $100 million and $200 million, respectively. Each required payment must only be paid one time following the first achievement of the applicable annual net sales milestone amount.
●	On June 29, 2021, we entered into the DFD-29 Agreement to obtain the global rights for the development and commercialization of Emrosi with DRL. Based on the development and commercialization of Emrosi, additional contingent regulatory and commercial milestone payments totaling up to $140.0 million, which excludes the $15.0 million milestone payment triggered by FDA approval on November 4, 2024, may also become payable. (See Note 19, to the consolidated financial statements, “Subsequent Events”, for further information regarding current contingent regulatory milestone payments to DRL pursuant to the DFD – 29 Agreement). Royalties ranging from ten percent to twenty percent are payable on net sales of the product. In January 2024, we paid a $4.0 million filing fee to the FDA upon filing of an NDA for Emrosi. We made a $3.0 million contractual milestone payment to DRL in April 2024 based on the FDA’s acceptance of our NDA for Emrosi filed in January 2024. On November 4, 2024, we received FDA approval for Emrosi, which triggered a $15.0 million milestone payment obligation to DRL, that is due 30 days after FDA approval.
●	In August 2024, we executed a settlement agreement (the “Settlement Agreement”) to settle amounts owed by us to Sun Pharmaceutical Industries, Inc. (“Sun”) pursuant to the Ximino Asset Purchase Agreement. We owed $3.0 million of license installment payments to Sun associated with the license of Ximino. Pursuant to the Settlement Agreement, we agreed to settle the total outstanding obligation owed to Sun for a total of $1.9 million, payable in three installments: i) $625.0 thousand upon execution of the Settlement Agreement, ii) $625.0 thousand on December 1, 2024, and iii) $625.0 thousand on January 15, 2025.
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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Journey Medical Corporation, filed as Exhibit 3.1 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
10.1	First Amendment to the Credit Agreement, dated June 25, 2024, by and among Journey Medical Corporation, SWK Funding LLC, an the other financial institutions party thereto.**
10.2	Second Amendment to the Credit Agreement, dated October 21, 2024, by and among Journey Medical Corporation, SWK Funding LLC, and the other financial institutions party thereto.**
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2024.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2024.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2024.***
32.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2024.***

101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**   Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: November 12, 2024	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Joseph Benesch
Joseph Benesch
Chief Financial Officer
(Principal Financial Officer)