Form 10-K
period 2024-12-31
Journey Medical Corp
filed 2025-03-27
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was $50,127,341 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Capital Market on that date of $5.50.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 26, 2025
Class A Common Stock, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	17,104,437

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference in Part III of this Annual Report on Form 10-K.

JOURNEY MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

●	the fact that our products and product candidates are subject to time and cost intensive regulation and clinical testing and as a result may never be successfully developed or commercialized;
●	a substantial portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income;
●	we operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations;
●	our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results;
●	competition could limit our products’ commercial opportunity and profitability, including competition from manufacturers of generic versions of our products;
●	the risk that our products do not achieve broad market acceptance, including by government and third-party payors;
●	our reliance on third parties for several aspects of our operations;
●	our dependence on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful;
●	the dependence of the success of our business, including our ability to finance our company and generate additional revenue, on the successful commercialization of EmrosiTM and the successful development, regulatory approval and commercialization any future product candidates that we may develop, in-license or acquire;
●	clinical drug development is very expensive, time consuming, and uncertain and any clinical trials we may initiate for future product candidates may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates;
●	our competitors could develop and commercialize products similar or identical to ours;
●	risks related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity;
●	the effects of major public health issues, epidemics or pandemics on our product revenues and any future clinical trials;
●	our potential need to raise additional capital;
●	the substantial doubt expressed about our ability to continue as a going concern;
●	Fortress Biotech, Inc. (“Fortress”) controls a voting majority of our common stock, which could be detrimental to our other stockholders; and
●	the risks described under the section titled “Risk Factors” in this Annual Report.

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

PART I

Item 1. Business

OVERVIEW

We are a commercial-stage pharmaceutical company that primarily focuses on the selling and marketing of U.S. Food and Drug Administration (“FDA”) approved prescription pharmaceutical products for the treatment of dermatological conditions. Our current product portfolio includes eight FDA-approved prescription drugs for dermatological conditions that are marketed in the U.S. We acquire rights to products and product candidates by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing the products through our field sales organization. We are a controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

2024 Highlights and Events

On November 1, 2024, the FDA approved EmrosiTM (Minocycline Hydrochloride Extended Release Capsules, 40 mg), formerly referred to as DFD-29 (“Emrosi”), for the treatment of inflammatory lesions of rosacea in adults. Emrosi was developed by Journey in collaboration with Dr. Reddy’s Laboratories, Ltd. (“DRL”). Our initial supply became available in March 2025. In addition, the initial distribution of Emrosi to pharmacies is ongoing and the first Emrosi prescriptions have been filled. We anticipate sales promotion of Emrosi beginning in April 2025. We intend to commercialize Emrosi in the U.S. with our existing commercial team.

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

Our Market, Products and Relevant Disease States

Our major marketed products, which have been approved by the FDA for sale in the United States, include:

●	EmrosiTM (Minocycline Hydrochloride Extended Release Capsules, 40 mg for the treatment of inflammatory lesions of rosacea in adults), approved by the FDA in November 2024, sales promotion beginning in April 2025.
●	Qbrexza® (a medicated cloth towelette for the treatment of primary axillary hyperhidrosis in patients nine years of age and older), acquired and launched in May 2021;
●	Accutane® (an oral isotretinoin drug for the treatment of severe recalcitrant nodular acne), licensed in July 2020 and launched in March 2021;
●	Amzeeq® (minocycline) topical foam, 4% (a topical formulation of minocycline for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in adults and children nine years and older), acquired and launched in January 2022;
●	Zilxi® (minocycline) topical foam, 1.5% (a topical minocycline treatment for inflammatory lesions of rosacea in adults), acquired and launched in January 2022;

●	Exelderm® Cream and Solution (a broad-spectrum antifungal intended for topical use), acquired and launched in October 2018;
●	Targadox® (an oral doxycycline drug for adjunctive therapy for severe acne), licensed in March 2015 and launched in October 2016; and
●	Luxamend® (a water-based emulsion formulated to provide an optimally moist healing environment for superficial wounds; minor cuts or scrapes; dermal ulcers; donor sites; first- and second-degree burns, including sunburns; and radiation dermatitis), acquired in 2021 and launched in 2023.

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

The tetracycline class of antibiotics (minocycline and doxycycline) are considered to be effective options for the treatment of papulopustular rosacea. Oral doxycycline (40mg) has been approved for the treatment of only inflammatory lesions (papules and pustules) of rosacea and is available under the proprietary name Oracea® (Galderma L.P.) in the US. Oracea is generally considered to be the current standard of care. Minocycline is widely believed to be the most effective tetracycline agent due to its high lipophilicity, which is anticipated to permit greater permeation into, and accumulation in, the sebaceous follicles and layers of the epidermis.

Emrosi for the Treatment of Rosacea

Emrosi (previously referred to as DFD-29) is a 40mg minocycline hydrochloride extended release capsule for oral use indicated to treat inflammatory lesions (papules and pustules) of rosacea in adults. Emrosi 40mg is now the lowest-dose approved oral minocycline hydrochloride approved by the FDA. It was developed using Multiple Unit Pellet System technology, which combines Immediate Release (25%) and Extended Release (75%) Minocycline pellets for uniform drug release. Emrosi has shown superiority to Oracea and Placebo on the co-primary endpoints and all secondary endpoints in two phase 3 studies and was well-tolerated. The NDA was filed under Section 505(b)(2) of the Food Drug and Cosmetic Act (“FDCA”) in January 2024 and was approved in November 2024 by the FDA (NDA 219015). Emrosi has Orange Book-listed patents that extend through January of 2039.

Zilxi® for the Treatment of Rosacea

Zilxi® (1.5% minocycline foam) was approved by the FDA in May 2020 and became available in pharmacies nationwide in October 2020. Zilxi is a once-daily novel antibiotic foam formulation of minocycline for the treatment of inflammatory lesions of rosacea in adults. Similar to Amzeeq, Zilxi leverages MST™ technology and is the first minocycline product of any form to be approved by the FDA for use in rosacea. We believe the anti-inflammatory properties of minocycline delivered in our innovative foam technology make Zilxi a highly appealing treatment option for rosacea patients. Zilxi has Orange Book-listed patents that extend through October of 2030.

The topical rosacea market had more than 4.3 million prescriptions in 2024 while the oral rosacea market had more than 700,000 according to Symphony Health.

Excessive Underarm Sweating and the Current Standard of Care

Excessive underarm sweating, commonly referred to as primary axillary hyperhidrosis (“PAH”), is a disorder characterized by excessive sweating in the armpits. The exact cause of PAH is not known, and the disorder affects males and females equally. When excessive sweating occurs as part of some other disorder, it is said to be secondary hyperhidrosis, which is a more commonly encountered condition than is primary hyperhidrosis. According to a 2016 article published in the Archives of Dermatological Research, there are approximately 10 million people who suffer from PAH in the United States. The symptoms of PAH typically begin during childhood or puberty and may often, although not always, persist throughout a person’s life. Affected individuals may experience a heightened reaction to certain stimuli that can cause sweating such as anxiety, pain, exercise, tension, caffeine, and/or nicotine. The symptoms of this disorder develop due to overactivity of certain sweat glands, and incidences may be precipitated by social and/or physical stress. Some people with PAH experience relief from the symptoms during adulthood without treatment or obvious reason for the remission.

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

The PAH market had approximately 485,000 prescriptions in 2024 according to Symphony Health, excluding over-the-counter (“OTC”) clinical strength anti-perspirants.

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

The oral isotretinoin market had just under 2.3 million prescriptions in 2024 according to Symphony Health.

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

The oral doxycycline market had more than 28 million prescriptions in 2024 according to Symphony Health.

Amzeeq® for the Treatment of Moderate-to-Severe Acne

Amzeeq® (4% minocycline foam) was approved by the FDA in October 2019 and became available in pharmacies nationwide in January 2020. Amzeeq is a once-daily novel topical antibiotic foam formulation of minocycline for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients nine years of age and older. Amzeeq utilizes proprietary MST™ technology and is the first topical minocycline to be approved by the FDA for any condition. We believe that the combination of a well-established antibiotic in a well-tolerated, easy to use foam makes Amzeeq a very attractive treatment option for patients.

The topical acne market had more than 23.5 million prescriptions in 2024 according to Symphony Health, presenting significant unmet needs of patients and healthcare providers to be addressed. As the first topical minocycline to be approved by the FDA for any condition, we believe that Amzeeq may provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies. Amzeeq has Orange Book-listed patents that extend through September of 2037.

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

The topical antifungal market had more than 12.8 million prescriptions in 2024 according to Symphony Health.

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

Anti-Itch Product for the Treatment of Pruritus

Our acquired anti-itch product is indicated to treat pruritus, scabies, and other skin itch conditions (“Anti-itch Product”). Our Anti-itch Product delivers prescription relief and is non-steroidal and antihistamine free. Topical steroids are effective against itch because they reduce inflammation that can cause itch. However, they are not recommended for long-term use. Antihistamines are also effective in treating some types of itch, but they too have drawbacks with continued use. We plan on launching our Anti-itch Product through our field sales force during the second half of 2025 or first half of 2026.

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

Our Strategy

We are a highly focused, pharmaceutical company dedicated to developing and commercializing therapies for the treatment of dermatologic conditions that seeks to deliver value to patients, physicians and the healthcare system, as well as to our stakeholders. Our strategic priorities include continuing to augment and grow our product portfolio and organization in order to maximize long-term value creation. This will consist of both commercial execution on our existing product portfolio, including lifecycle management, out-licensing of our current branded products, intellectual property and/or technologies in global markets, as well as investing in additional growth strategies through product and company acquisitions, licensing, or developing new products.

An important part of our growth strategy is to identify new business development opportunities, including development stage and commercial drugs that we may acquire from other pharmaceutical companies. We are in various stages of discussion for other opportunities, both commercial and development stage, that could drive additional growth in the business. Successful development and commercialization of any future in-licensed development stage or commercial drugs will require us to navigate the many laws and regulations of governmental authorities and regulatory agencies around the world, including the FDA, relating to the manufacture, development, approval and commercialization of investigational drugs. For development stage drugs, we may require financial resources significantly in excess of our current cash on hand, and it may take many years for us to receive marketing approval, if ever, for any in-licensed or acquired product candidate.

Competitive Strengths

To successfully execute our strategy, we must continue to capitalize on our following core strengths:

●	Commercial leadership of our management team with a track record of commercial execution. We have a highly skilled and customer-focused management team in critical leadership positions across our Company. Our senior management team has over 135 years of collective sales and marketing experience in the pharmaceutical industry and a proven track record of developing businesses and creating value. Members of our management team have developed, launched, commercialized, and managed brands generating over $3 billion in aggregate peak sales, collectively, at leading dermatology organizations. This experience includes improving business performance through organic revenue growth, maximizing operational efficiencies and through the identification, consummation and integration of licensing and acquisition opportunities. Our senior management team has extensive roots in the dermatology industry, with many of them having worked at and held senior positions with Medicis Pharmaceutical, Inc. leading up to the company’s acquisition by Valeant Pharmaceuticals, Inc. (now Bausch Health Pharmaceuticals, Inc.) for $2.6 billion in 2012. Our strategic approach leverages our management team’s experience with the capabilities of our field sales force to drive performance based on prescribing habits, brand preferences, promotional strategies and profit optimization while focusing on customer service excellence for our providers and their patients.
●	Performance and experience of our accomplished field sales force. Our current seasoned field sales force has deep-rooted and longstanding customer relationships in their respective territories. We have strategically optimized our sales outreach to cover over 80% of dermatologists in the top 50 U.S. metropolitan statistical areas and over 70% of the overall dermatology prescribing market. We are able to leverage the experience of our field sales force to create a tailored and entrepreneurial compensation plan that incentivizes our field sales force and aligns their activities with our corporate performance and growth objectives. We intend to continue to build a team of committed, experienced employees and to engage with patients and members of the dermatology community. Additionally, we believe that consolidation in the medical dermatology industry has resulted in an enhanced opportunity for a medical dermatology-focused company to build relationships with these stakeholders and has made available a large and growing talent pool of experienced individuals who can make significant contributions to our Company.
●	Specialized and differentiated access and distribution model. We have a specialized and differentiated access and distribution network of over 600 specialty pharmacies and wholesalers, where we directly sell our products, with limited distribution through traditional national wholesalers. This decentralized approach allows us to maximize our brand equity across our product portfolio with pharmacies and allows us to provide exceptional customer service and access to patients and physicians.
●	Active business development initiative. Business development plays a vital role in our growth strategy as we look to build scale. We consistently evaluate both synergistic acquisitions that leverage our existing infrastructure, as well as more transformative assets that would require building out or restructuring our field sales force. We have extensive relationships in the industry that help us stay informed of developments in our space and continually monitor new opportunities. We believe that we are an ideal partner for development stage companies with limited or no commercial capabilities, as well as established pharmaceutical companies looking to deprioritize their dermatology products that are no longer a strategic fit for their portfolio. We regularly engage in discussions with an array of companies, both domestic and international, including traditional large pharma, mid-size specialty pharma companies and smaller companies that focus on research and development, although we have not entered into any definitive agreements or arrangements. Another important part of our business development strategy is to continue to out-license our branded products, intellectual property and/or proprietary technologies in global markets.

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

License & Collaboration Agreements and Acquisitions

We continue to seek to enhance our product line and develop a portfolio of differentiated products through product acquisitions and in-licensing or acquiring rights to products and technologies from third parties. We intend to enter into strategic alliances and collaborative arrangements with third parties, which will give us rights to develop, manufacture, market and/or commercialize pharmaceutical products, the rights to which are primarily owned by these third parties. These alliances and arrangements can take many forms, including licensing arrangements, co-development and co-marketing agreements, co-promotion arrangements, research collaborations and joint ventures. Such alliances and arrangements will potentially enable us to share the risk of incurring all research and development expenses that do not lead to revenue-generating products. However, because profits from alliance products are shared with the counterparties to the collaborative arrangement, the gross margins on alliance products are generally lower, sometimes substantially so, than the gross margins that could be achieved had we not opted for a development partner. From time to time, we may also seek to grant licenses or sublicenses of rights to develop, sell and distribute our products to third parties in exchange for the payment of license fees, royalty payments and/or milestone payments.

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

Employees and Human Capital Management

We currently employ 41 individuals, all of whom are full-time employees. We have 34 employees in sales and marketing, 19 employees in general and administrative positions, and 3 employees were utilized in research and development positions during 2024. Additionally, we have retained a number of expert advisors and consultants that help us navigate through different aspects of our business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our new and existing employees. The principal purpose of our equity incentive plan is to attract, retain, and motivate selected employees, consultants, and directors through the granting of share-based compensation awards and cash-based bonus awards.

Geographic Areas

In general, all of our product revenues are generated from operations or otherwise earned within the U.S. During 2023, we received a one-time upfront license payment totaling $19.0 million from Maruho Ltd., our exclusive licensing partner in Japan (“Maruho”), under the license agreement we entered into with Maruho, dated August 31, 2023 (the “New License Agreement”) in which we granted Maruho exclusive rights to Qbrexza in Korea and other Asian countries.

Seasonality of Business

Our business is affected by the standard annual insurance deductible resets, as well as the purchasing patterns and concentration of our customers; however, our business is not materially impacted by seasonality. There are no assurances that these historical trends will continue in the future.

Relationship with Fortress

Fortress is a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates at its majority-owned and majority-controlled subsidiaries and joint ventures, and at entities founded by Fortress and in which it maintains significant minority ownership positions. So long as it holds shares of our Class A Common Stock, of which it is currently the sole holder, Fortress will at all times have voting control of us. Fortress has a talented and experienced business development team, comprised of scientists, doctors, and finance professionals, who identify, evaluate, and propose for our consideration.

In-licensing Agreements and Asset Acquisitions

Amzeeq, Zilxi, FCD105 and the Molecule Stabilizing Technology Platform

On January 12, 2022, we entered into an Asset Purchase Agreement (the “Vyne APA”) with Vyne Therapeutics Inc. (“Vyne”) to acquire Vyne’s Molecule Stabilizing Technology™ franchise (the “Acquisition”) for an upfront payment of $20.0 million, with an additional $5.0 million payment due on the one-year anniversary of the closing of the Acquisition. The Vyne APA also provides for contingent net sales milestone payments: in the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, we will be required to make a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, in that year only, per product, totaling up to $450.0 million. In addition, Journey will pay Vyne 10% of any upfront payment received by Journey from a licensee or sublicensee of the products in any territory outside of the United States, subject to exceptions for certain jurisdictions as detailed in the Vyne APA. There are no subsequent milestone payments or royalties beyond the aforementioned payments. The Acquisition included two FDA-approved products (Amzeeq® and Zilxi®), and a development-stage dermatology program (FCD105), along with the Molecule Stabilizing Technology proprietary platform.

EmrosiTM (formerly DFD-29)

On June 29, 2021, we entered into a license, collaboration, and assignment agreement with DRL to obtain the global rights for the development and commercialization of EmrosiTM (“Emrosi”), a late-stage development modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea (the “Emrosi Agreement”). We acquired global rights to Emrosi, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets including Brazil, Russia, India, China and the Commonwealth of Independent States (“CIS”) countries. Pursuant to the Emrosi Agreement, we agreed to make an upfront payment of $10.0 million, comprised of a $2.0 million payment upon execution and $8.0 million which was paid on September 29, 2021, 90 days following execution. In addition, we paid two developmental milestones in 2024. In January 2024 we paid a $3.0 milestone to DRL, based on FDA acceptance of the NDA application for Emrosi, and in December of 2024 we paid a $15.0 million milestone payment to DRL, which was triggered by the November 1, 2024 FDA approval of Emrosi. Upon the $15.0 million milestone payment, the assets related to Emrosi, including the NDA, regulatory documentation and intellectual property, transferred to us. Pursuant to the Emrosi Agreement we may be required to pay additional contingent regulatory, commercial, and corporate-based milestone payments, totaling up to $150.0 million. Royalties ranging from ten percent to fourteen percent are payable on net sales of the product. Royalties are payable in each country until the last-to-expire patent in such country expires. Royalties are subject to a 50% reduction in the event that a generic competitor launches in an applicable country where we market and sell the product.

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

We are permitted to grant sublicenses to the licensed rights and may assign the agreements upon our acquisition or that of our assets that relate to the license agreement. We may terminate the license agreement if Rose U experiences certain insolvency events or if Rose U commits a material breach of the license agreement, subject to applicable cure provisions. Rose U may terminate the license in certain circumstances if we experience certain insolvency events or if we commit a material breach of the license agreement or if we cause Rose U to be in material breach of its license agreement with Stiefel, subject in each case to applicable cure provisions. Subject to earlier termination, the license agreement remains in effect until 15 years following the first commercial sale of a licensed product have elapsed or, if later, the date that the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned. As of December 31, 2024, the last-to-expire issued patent relating to Qbrexza that we license under the license agreement with Rose U expires in 2029.

Accutane Agreement

On July 29, 2020, we entered into a license and supply agreement for Accutane® (the “Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, we agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million due over time. To date, we have paid all of the additional milestone payments. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. Royalties in the low-double digits based on net sales, subject to specified reductions, are also due.

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

Anti-Itch Product Agreement

On December 18, 2020, we entered into an asset purchase agreement for our Anti-itch Product (the “Anti-itch APA”) with Sun Pharmaceutical Industries, Inc. (“Sun”). Pursuant to the Anti-itch APA, total consideration is $4.0 million, comprised of an upfront payment of $2.0 million, payable upon execution. Through December 31, 2024, we have paid $4.0 million and have no additional payment obligations. The Anti-itch APA contains customary representations, warranties, and indemnities. There are no subsequent milestone payments or royalties beyond the aforementioned payments. We intend to launch this product during the second half of 2025 or first half of 2026.

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

Out-licensing Agreements

Qbrexza

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

Cutia License Agreement

In January 2022, as a part of the Vyne APA, we assumed a license agreement with Cutia Therapeutics (HK) Limited, a Hong Kong biopharmaceutical company with experience in developing pharmaceutical products in the greater China region (the “Cutia Agreement”). Pursuant to the agreement, Cutia was granted an exclusive license to obtain regulatory approval of and commercialize Amzeeq (topical 4% minocycline foam) and Zilxi (topical 1.5% minocycline foam) in mainland China, Taiwan, Hong Kong and Macau. We have agreed to supply the finished Licensed Products to Cutia for clinical and commercial use at an agreed price. On November 11, 2024, Cutia received marketing approval for topical 4% minocycline foam from the National Medical Products Administration (the “NMPA”) of the People’s Republic of China. The approval triggered a $1.0 million dollar milestone payment to us.

Research and Development

As discussed above, on June 29, 2021, we obtained the global rights from DRL for the development and commercialization of Emrosi, then known as DFD-29, a modified release oral minocycline we developed for the treatment of inflammatory lesions of rosacea. Through this collaboration, the parties were required to work together to complete the development of the product, which included conducting two Phase 3 studies to assess the efficacy, safety and tolerability of oral Emrosi for the treatment of rosacea and the January 4, 2024 regulatory submission of an NDA under Section 505(b)(2) of the FDCA. DRL provided development support, including responding to any requests for information or clarification from FDA regarding the NDA. On November 1, 2024, Emrosi received approval by the FDA for the treatment of inflammatory lesions of rosacea in adults and is being manufactured for commercialization.

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

Four of our FDA approved products, Emrosi, Qbrexza, Amzeeq, and Zilxi, , currently have patent protection with patents listed in the FDA Orange Book.

Emrosi Patents

With regard to Emrosi, we own three issued U.S. patents and one U.S. continuation application, as well as one issued foreign patent (Mexico) and eight foreign pending patent applications (one in each of Australia, Canada, Europe, Japan, Korea, and South Africa; and two in New Zealand) covering methods of treating an inflammatory skin condition by selecting and administering an oral composition comprising reduced dose of minocycline and the relevant pharmacokinetic parameters, and we intend to pursue composition-of-matter patents, where possible, and dosage and formulation patents, as well as method-of-use patents on novel indications for known compounds. The three issued U.S. patents will expire in 2039.

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

There are 18 issued U.S. patents, thirty seven issued foreign patents (AU, CA, selected EP member states, Mexico, Japan, Hong Kong, Korea, New Zealand, Singapore, and South Africa), two pending U.S. patent applications and three pending foreign applications (in Israel and Hong Kong), all relating to Qbrexza. We own 14 of the issued U.S. patents, both of the pending U.S. patent applications, 20 of the issued foreign patents, and two of the pending foreign applications, and have exclusively licensed from Rose U worldwide rights to four of the issued U.S. patents, 17 issued foreign patents, and one pending foreign patent application. The issued Qbrexza patents contain claims directed to individually packaged wipes for the treatment of hyperhidrosis where the wipes contain a composition comprising Qbrexza or other related compounds, and methods of alleviating hyperhidrosis using such compositions and contain claims directed to compositions comprising Qbrexza or other related compounds, individually packaged wipes comprising such compositions, absorbent pads comprising Qbrexza pharmaceutical compositions and methods of treating hyperhidrosis with topical administration of Qbrexza or other related compounds. The issued U.S. and foreign patents relating to Qbrexza will expire between 2028 and 2033 and the pending U.S. and foreign patent applications relating to Qbrexza, if issued, will expire between 2028 and 2034.

Amzeeq, Zilxi & the Molecular Stabilizing Technology Platform Patents

We own 39 issued U.S. patents and twenty issued foreign patents, and nine pending U.S. patent applications, and two pending foreign patent applications. Of these patents and patent applications:

●	There are 21 issued U.S. patents, fifteen issued foreign patents (Australia, Canada, Europe, Israel, Mexico, United Kingdom, South Africa), six pending U.S. patent applications and one pending foreign application (Canada), all relating to Amzeeq. The issued Amzeeq patents contain claims directed to compositions and use of the compositions (method claims). The issued U.S. and foreign patents relating to Amzeeq will expire between 2030 and 2037 and the pending U.S. and foreign patent applications relating to Amzeeq will expire between 2030 and 2037.
●	There are 14 issued U.S. patents, fifteen issued foreign patents (Australia, Canada, Europe, Israel, Mexico, United Kingdom, South Africa), four pending U.S. patent applications and one pending foreign application (Canada), all relating to Zilxi. The issued Zilxi patents contain claims directed to compositions and use of the compositions (method claims). The issued U.S. and foreign patents relating to Zilxi will expire between 2030 and 2037 and the pending U.S. and foreign patent applications relating to Zilxi will expire between 2030 and 2037.
●	The other patents related to molecular stabilizing platform but not products directly are sixteen issued U.S. patents, three pending U.S. patent applications, and five issued foreign patents (Canada, Israel, and Mexico).

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

Generally, patent applications in the U.S. are maintained in secrecy for a period of 18 months or more. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. If our competitors prepare and file patent applications in the U.S. that claim technology also claimed by us, we may have to participate in derivation proceedings declared by the USPTO to determine proper inventorship of a claim of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent. However, the life of a patent covering a product that has been subject to regulatory approval may be extended through the patent term restoration program, although any such extension could still be minimal.

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

Our major competitors, including Galderma Laboratories, Almirall, Leo Pharma, Mayne Pharma, Botanix Pharmaceuticals, and Ortho Dermatologics, among others, vary depending on therapeutic and product category, dosage strength and drug-delivery systems, among other factors.

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

Pharmaceutical Coverage, Pricing and Reimbursement

The ability to successfully commercialize any product candidate that receives marketing authorization depends in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the healthcare industry in the United States and elsewhere is cost containment.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010

(the “Affordable Care Act”) was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act.

Changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that can be charged for drug products. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.

The Inflation Reduction Act of 2022 (the “IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Orphan drugs that treat only one rare disease are exempt from the IRA’s drug negotiation program. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional federal, state and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand or additional pricing pressures.

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any current product or future product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. It is uncertain whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject the industry to more stringent product labeling and post-marketing testing and other requirements. It is also unclear what impact any changes made by the new presidential administration will have on the industry. Such actions may impact the development and commercialization of drug products.

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

The majority of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income. Three of our marketed products, Qbrexza, Amzeeq, and Zilxi as well as Emrosi which was approved by the FDA on November 1, 2024, currently have patent protection. Four of our marketed products, Accutane, Targadox, Exelderm and Luxamend, do not have patent protection or otherwise are not eligible for patent protection. Accutane currently competes in the Isotretinoin market with five other therapeutic equivalent (“AB rated”) products. Targadox faces AB rated generic competition. Exelderm may face AB rated generic competition in the future.

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

If any of our contract manufacturers fails to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of our products or development and commercialization of any future product candidate, if approved, or be unable to meet market demand, and may lose potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. Any termination or disruption of any current or future relationships relating to product development may materially harm our business and financial condition and frustrate any development and commercialization efforts for affected current or future products or future product candidates.

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

If serious adverse or unacceptable side effects are identified during the development of any future product candidates, we may need to abandon or limit our development of these product candidates.

If any future product candidates are associated with undesirable side effects, toxicities, or other negative characteristics, we may need to abandon such product candidates’ development or limit development to more narrow uses or subpopulations. Such side effects may affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims. Many compounds that show initial promise in early-stage testing are later found to cause side effects that prevent further development. If our clinical trials reveal severe or prevalent side effects, our trials could be suspended or terminated, we may be unable to recruit patients and enrolled patients may be unable to complete the trials, and the FDA or comparable foreign regulatory authorities could order issue a clinical hold, or order us to cease further development or deny approval of the product candidate. The FDA may also request additional data, which it has done with increased prevalence in recent years, which has resulted in substantial delays in new drug approvals. Undesirable side effects caused by any future product candidates could also result in the inclusion of unfavorable information in our product labeling, if approved, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of such product candidate.

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

Any products or future product candidates we may license or acquire will be subject to ongoing regulatory and compliance requirements and oversight by the FDA and other regulatory authorities. These requirements include labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and other licensed medical professionals and recordkeeping of the drug. The Food and Drug Administration Amendments Act of 2007 granted significant expanded authority to the FDA, much of which was aimed at improving the safety of drug products before and after approval. The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for only their approved indications, we may be subject to enforcement action for off-label marketing. While physicians and other healthcare providers may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the practice of medicine, including the clinical behavior of physicians and other healthcare providers in their choice of treatments. Regulatory authorities do; however, restrict communications by pharmaceutical companies on the subject of off-label use.

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

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our future product candidates. There is added uncertainty with the new presidential administration that began in 2025. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of our current products and any future product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors for the sales of our products and sales to customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute (“AKS”) and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any current products or future product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

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
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists, chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members;
●	U.S. Foreign Corrupt Practices Act, or FCPA, which prohibit us and third parties working on our behalf from making payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti- bribery provisions of the FCPA prohibit the willful use of the mails or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person; enforcement actions may be brought by the Department of Justice or the SEC; legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims, such as those under the FCPA, from five years to ten years;
●	Increased OIG scrutiny on the sale of our products through specialty pharmacies by means of direct investigation or by issuance of unfavorable Opinion Letters which may curtail or hinder the sales of our products based on risk of enforcement upon our-selves or our buyers;
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers;
●	state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
●	state and foreign laws governing the privacy and security of health information in certain circum-stances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our products and future product candidates may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which could harm our business.

Our ability to successfully commercialize our products, or any future product candidate for which we receive marketing authorization, will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the healthcare industry in the United States and elsewhere is cost containment. It is currently unknown what impact, if any, proposed changes by the federal and state governments in the U.S. and similar changes in foreign countries may have on pricing and reimbursement, particularly with respect to government programs such as Medicare and Medicaid.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, the Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act.

Changes to and under the Affordable Care Act remain possible but it is unknown what form any such changes or any law proposed to replace or revise the Affordable Care Act would take, and how or whether it may affect our business in the future. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry. We also expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our products and any future product candidates, if approved. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.

The Inflation Reduction Act of 2022 (the “IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Orphan drugs that treat only one rare disease are exempt from the IRA’s drug negotiation program. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The effects of the IRA on the pharmaceutical industry in general are not yet known.

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

These and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any current product or future product candidate. Any reduction in reimbursement from Medicare or other government healthcare programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of any future product candidates, if any, may be. In addition, increased Congressional scrutiny of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. We also do not know what impact any changes made by the new presidential administration will have on our business. Such actions may impact the development and commercialization of drug products and could materially harm our business and financial condition

Public concern regarding the safety of any of our products and any future product candidates could delay or limit our ability to obtain regulatory approval, result in the inclusion of unfavorable information in our labeling, or require us to incur additional costs.

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

Our potential future product candidates may not receive regulatory approval, or such approval may be delayed, which would have a material adverse effect on our business and financial condition. Further, even if a product candidate receives regulatory approval, such product will remain subject to substantial regulatory scrutiny.

Although all of our current products have been approved by the FDA any potential future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and abroad. Our failure to obtain marketing approval for any future product candidates will prevent us from commercializing the product candidates. Further, any future product candidates we license or acquire will be subject to ongoing requirements and review by such regulatory authorities.

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

Any of our future product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. If any future product candidates receive(s) marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

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

Changes to marketing approval policies or the regulatory landscape during the development period may cause rejection of or delays in the approval of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or decide that our data is insufficient for approval and require costly additional preclinical studies or clinical trials. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. If we experience delays in obtaining or fail to obtain or maintain any necessary approvals of any future product candidates, receive approval for fewer or more limited indications than we request or without including the labeling claims we desire, our future commercial prospects may be harmed and our ability to generate revenue may be materially impaired. Even if we do receive approval, it may be contingent on the performance of costly post-marketing clinical trials to verify whether or not the drug provides the anticipated clinical benefit, in order to maintain the approval.

If we experience delays or difficulties in the enrollment of patients in any future clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate any future clinical trials for any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Some of our competitors may have ongoing clinical trials for product candidates that treat the same indications as our future product candidates, and patients who would otherwise be eligible for any future clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors, including:

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

Our inability to enroll a sufficient number of patients for any future clinical trials would result in significant delays and could require us to abandon any future clinical trials altogether. Enrollment delays in any future clinical trials may result in increased development costs for any future product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

We expect intense competition for our products and any future product candidates, and new products may emerge that provide different or better therapeutic alternatives for our targeted indications.

We face, and will continue to face, competition in the development and marketing of products from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including specialty and other large pharmaceutical companies, and OTC companies and generic manufacturers. The dermatology competitive landscape is highly fragmented, with many mid-size and smaller companies competing in the prescription sector. Our competitors are pursuing the development and/or acquisition of pharmaceuticals, medical devices and OTC products targeting the same diseases, conditions, and indications as our products. There can be no assurance that our competitors’ developments, including the development of other drug technologies and methods of preventing the incidence of disease, will not render our current products or future product candidates obsolete or noncompetitive.

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

Competitive factors vary by product line and geographic area in which the products are sold. The principal methods of competition for our products include quality, efficacy, market acceptance, price, and marketing and promotional efforts. The commercial opportunity for our products and/or future product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our in-licensed intellectual property. Many of our potential competitors have substantially greater capital resources, development resources, including personnel and technology, clinical trial and regulatory experience, expertise in the prosecution of intellectual property rights, and manufacturing, distribution, and sales and marketing than we do.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize any future product candidates. Our competitors may also develop drugs or products that are more effective, safe, useful and less costly than ours and may be more successful than us in manufacturing and marketing their drugs or products. If we are unable to compete effectively, our business, prospects, results of operations, financial condition or cash flows may be materially adversely affected.

If our products do not achieve broad market acceptance, including by government and third-party payors, the revenues that we generate from sales will be limited.

The commercial success of our products or any future product candidates will depend upon their acceptance by the medical community and coverage and reimbursement for our products by third-party payors, including government payors. The degree of market acceptance of our products or any other potential product candidate we may develop, license or acquire will depend on a number of factors, including:

●	the success of any potential clinical studies during the drug development process;
●	limitations of use, contraindications, or warnings contained in the product’s FDA-approved labeling;
●	changes in the standard of care for the targeted indications for any future product candidates, which could reduce the marketing impact of any superiority claims that we could make following FDA approval;
●	ability to be listed on formularies (lists of recommended or approved medicines and other products) and reimbursement lists by demonstrating the qualities and treatment benefits of our products within their approved indications; and
●	potential advantages over, and availability of, alternative treatments.

Our ability to effectively promote and sell our current products and any future product candidates for which we receive marketing authorization, we may develop, license or acquire in the marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto formularies, as well as our ability to obtain sufficient third-party coverage or reimbursement. Since many insurance plans are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the marketplace will also depend on our ability to effectively promote any future product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse side effects associated with any future product candidates. If any future product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of any future product candidates may require significant resources and may never be successful.

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

Risks Related to Our Reliance on Third Parties

If we are unable to maintain sales, marketing, and distribution capabilities, or to enter into agreements with third parties to market and sell our current products or any future product candidates for which we receive marketing authorization, we may not be successful in generating revenues from selling and commercializing any such product candidates.

In order to commercialize any of our current products or any future products or product candidates that have not yet received marketing approval or for which we have not yet acquired rights, we may need to build additional marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services tailored to those products, and we may not be successful in doing so. In the event of successful development and regulatory approval of any potential new product candidate, or a new product acquisition, we expect to build a targeted specialist field sales force to market or co-promote that specific product. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a field sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a future product candidate or acquired product for which we recruit a field sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We also may rely on third-party manufacturers to purchase from third-party suppliers the materials necessary to produce any future product candidates for anticipated clinical trials. There are a small number of suppliers for certain capital equipment and raw materials that are used to manufacture those products. We do not have any control over the process or timing of the acquisition of these raw materials by our third-party manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of raw material components related to an ongoing clinical trial could considerably delay completion of our clinical trials, product testing and potential regulatory approval.

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

The third parties with whom we may contract to help perform future preclinical studies or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates.

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

As part of our strategy to mitigate development risk, we intend on developing product candidates with validated mechanisms of action and assess potential clinical efficacy early in the development process or otherwise acquire the rights to products for which marketing approval has already been obtained. This strategy necessarily relies upon clinical data and other results obtained by third parties that may ultimately prove to be inaccurate or unreliable. If the third-party data and results we rely upon prove to be inaccurate, unreliable or not applicable to future product candidates or acquired products, we could make inaccurate assumptions and conclusions about any future product candidates and our research and development efforts could be compromised.

If successful product liability claims are brought against us, we may incur substantial liability, and may have to limit the commercialization of certain current or future products or product candidates.

The use of our products and any future product candidate we may license, acquire or develop in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. For example, we may be sued if any product or product candidate we develop or sell allegedly causes injury or is found to be otherwise unsuitable during clinical testing, manufacturing, marketing, or sale. Product liability claims might be brought against us by consumers, health care providers or others who use, administer, or sell our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	termination of clinical trial sites or entire trial programs or withdrawal of clinical trial participants;
●	regulatory investigations by governmental authorities related to regulatory issues or alleged non-compliances;
●	litigation costs and potential monetary awards to patients or other claimants;

●	harm to our reputation and/or decreased demand for our products and corresponding revenue loss;
●	reduced resources of our management to pursue our business strategy; and
●	the inability to commercialize our current products or any future product candidates for which we receive marketing authorization.

We will obtain limited product liability insurance coverage for any and all future clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Our current insurance coverage includes the sale of commercial products, but we may be unable to maintain or obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and materially adversely affect our business, results of operations, financial condition or cash flows.

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

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations, including climate-related initiatives. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

The use of artificial intelligence in the healthcare industry and challenges with properly managing its use could adversely affect our business.

We may incorporate artificial intelligence (“AI”) solutions into our business, and applications of AI may become important in our operations over time. Our competitors or other third parties may incorporate AI into their businesses more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. There are also significant risks involved in developing and deploying AI, and there can be no assurance that the usage of AI will enhance our products or the development of any future product candidates or be beneficial to our business, including our efficiency or profitability. For example, any AI-related efforts, particularly those related to generative AI, could subject us to risks related to harmful content, inaccuracies, bias, discrimination, intellectual property infringement or misappropriation, defamation, data privacy, cybersecurity, and sanctions and export controls, among others. It is also uncertain how various laws will apply to content generated by AI. We are subject to the risks of new or enhanced governmental or regulatory scrutiny, litigation, or other legal liability, ethical concerns, negative consumer perceptions as to automation and AI, or other complications that could adversely affect our business, reputation, or financial results.

AI’s rapid development is the subject of evolving review by various U.S. governmental and regulatory agencies, and other foreign jurisdictions are applying, or are considering applying, their intellectual property, cybersecurity, data protection and other laws to AI, and/or are considering general legal frameworks on AI. We may not be able to timely comply with these frameworks and, if such regulatory actions are contrary to our use of AI, would require us to expend our limited resources to adjust our use accordingly.

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

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. With the new presidential administration in the U.S., additional and higher tariffs and sanctions may be imposed on goods imported from China and other countries which could increase the cost of goods needed to commercialize our products and development of any future product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

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

Our current assumptions, projected commercial sales of our products, clinical development plans and regulatory submission timelines are uncertain and may not emerge as expected. Additionally, as a result of recurring losses from operations, we have concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024. In addition to reductions in sales force and marketing expenses, we may also seek to raise capital through additional debt or equity financing, which may include sales of securities under our existing shelf registration statement on Form S-3, including under the Sales Agreement with B. Riley, or under a new registration statement.

Our efforts to raise additional funding may divert our management from its day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Potential indebtedness in addition to our current amended and restated credit facility with SWK Funding LLC (“SWK”), if incurred, would result in increased fixed payment obligations, and we may be required to agree to further certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We may be required to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If funding for our operations is not available or not available on terms acceptable to us, our strategic plans may be limited. In addition, in order to address our current funding constraints, we may be required to further revise our business plan and strategy, which may result in us (i) significantly curtailing, delaying or discontinuing the commercialization of certain of our products, (ii) selling certain of our assets and/or (iii) being unable to expand our operations or otherwise capitalize on our business opportunities. Such measures may become necessary whether or not we are able to raise additional capital. As a result, our business, financial condition, and results of operations could be materially affected.

Risks Related to Development and Regulatory Approval of Our Future Product Candidates

Our business is dependent on the successful development and regulatory approval of our current and any future product candidates.

As of December 31, 2024, our major marketed products that have been approved by the FDA for sale in the United States include Qbrexza®, Accutane®, Amzeeq®, Zilxi®, Exelderm®, Targadox® and Luxamend®. In addition, Emrosi was approved by the FDA on November 1, 2024. However, our business remains dependent on the successful development and regulatory approval of additional product candidates.

The success of our business, including our ability to finance our company and generate additional revenue in the future, may depend on the successful development and marketing of Emrosi and any future product candidates that we may develop, in-license or acquire.

The clinical success of any future product candidates will depend on a number of factors, including the following:

●	our ability to raise additional capital on acceptable terms, or at all;
●	timely completion of any clinical trials we undertake in the future in respect of any future product candidates, which may be significantly slower or cost more than we then anticipate and will depend substantially upon the performance of third-party contractors as well as our ability to timely recruit and enroll patients in our clinical trials, which may be delayed due to numerous factors, including the prevalence of other companies’ clinical trials for their product candidates for the same or similar indications;
●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our current products or any future product candidates;

●	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of any future product candidates by the FDA and similar foreign regulatory authorities;
●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk to benefit profile of any future product candidates;
●	the prevalence, duration and severity of potential side effects experienced with our current products or any future product candidates;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to any future product candidates;
●	our ability to successfully obtain the substances and materials used in any future product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing;
●	the ability of third parties with whom we contract to manufacture clinical trial supplies of any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP; and
●	a continued acceptable safety profile during clinical development of any future product candidates.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully complete and obtain regulatory approvals of any future product candidates, which could materially adversely affect our business, results of operations, financial condition or cash flows.

Clinical drug development is very expensive, time-consuming and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of any future product candidates, which could prevent or delay regulatory approval and commercialization.

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

We or any partner with which we may collaborate may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. In the event that we or our potential partners abandon or are delayed in the clinical development efforts related to any future product candidates, we may not be able to execute on our business plan effectively and our business, financial condition, operating results and prospects would be harmed.

We expect to rely on third-party CROs and other third parties to conduct and oversee our clinical trials, other aspects of our product development and our regulatory submission process for any future product candidates. If these third parties do not meet our requirements, conduct the trials as required or otherwise provide services as anticipated, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or successfully commercialize, any future product candidates when expected or at all.

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

We rely heavily on third parties for the execution of our clinical trials and preclinical studies, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and GLP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may not accept data, or may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot provide assurances that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or preclinical studies complies with applicable GCP and GLP requirements. In addition, our clinical trials must generally be conducted with products manufactured and produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Additionally, the regulatory submission process for a product candidate is complex. We expect to rely on a third-party service provider for the preparation and submission of filings with the FDA and comparable foreign regulatory authorities for approval of any future product candidates. Our reliance on third-party CROs may adversely affect our development timelines if the third-party CROs do not meet the requirements or satisfy the obligations required to obtain regulatory approval. Any significant delays caused by our collaboration partner or third-party CROs may have an adverse effect on our development timelines or otherwise may delay approval and commercialization of any future product candidates. If our relationship with such service provider is terminated prior to completion of our regulatory submission process, we may not be able to enter into an arrangement with an alternative service provider in a timely manner, or do so on commercially reasonable terms, and our submission may be substantially delayed.

We are currently dependent on DRL for the manufacture and clinical supply of Emrosi drug product. Any interruption in our supply may cause serious delays in the timing of our clinical trials, increase our costs and adversely impact our financial results.

Pursuant to the terms of our agreement with DRL for the exclusive, worldwide rights to develop and commercialize Emrosi for the evaluation of treatment, among other potential indications, inflammatory lesions of rosacea (the “Emrosi Agreement”), DRL is responsible for the manufacture and supply to us of Emrosi drug product and we are completely reliant upon DRL to provide us with adequate supply for our use. We may experience an interruption in supply if, among other reasons, we incorrectly forecast our supply requirements, DRL allocates supply to its own development programs, DRL incorrectly plans its manufacturing production or DRL is unable to manufacture Emrosi drug product in a timely manner to match our commercial needs. Transferring technology to a new manufacturer will require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and require review and approval by the FDA and applicable foreign regulatory bodies. Such manufacturer must comply with cGMP requirements enforced by the FDA and applicable foreign regulatory bodies through facilities inspection programs and review of submitted technical information.

We may be unable to obtain regulatory approval for any of our future product candidates under applicable regulatory requirements. The FDA and foreign regulatory bodies have substantial discretion in the approval process, including the ability to delay, limit or deny approval of product candidates. The delay, limitation or denial of any regulatory approval would adversely impact our business and our operating results.

We may never obtain regulatory approval to commercialize any future product candidates. The research, testing, manufacturing, safety surveillance, efficacy, quality control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export and reporting of safety and other post-market information related to any future product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and in foreign countries, and such regulations differ from country to country. We are not permitted to market any future product candidates in the United States until we receive approval of an NDA, BLA or other applicable regulatory filing from the FDA. We are also not permitted to market any of our products or any future product candidates in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such countries.

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

The FDA and foreign regulatory bodies have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of product candidates for many reasons, including:

●	the FDA or the applicable foreign regulatory body may disagree with the design, implementation, choice of dose, analysis plans or interpretation of the outcome of one or more clinical trials;
●	the FDA or the applicable foreign regulatory body may not deem a product candidate safe and effective for its proposed indication, or may deem a product candidate’s safety or other perceived risks to out-weigh its clinical or other benefits;
●	the FDA or the applicable foreign regulatory body may not find the data from preclinical studies and clinical trials, including the number of subjects in the safety database, sufficient to support approval, or the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or the applicable foreign regulatory body for approval;
●	the FDA or the applicable foreign regulatory body may disagree with our interpretation of data from pre-clinical studies or clinical trials performed by us or third parties, or with the interpretation of any partner with which we may collaborate;
●	the data collected from clinical trials may not be sufficient to support the submission and approval of an NDA, BLA or other applicable regulatory filing;
●	the FDA or the applicable foreign regulatory body may require additional preclinical studies or clinical trials;
●	the FDA or the applicable foreign regulatory agency may identify deficiencies in the formulation, manufacturing, quality control, labeling or specifications of any future product candidates;
●	the FDA or the applicable foreign regulatory agency may require clinical trials in pediatric patients in order to establish pharmacokinetics or safety for this more drug-sensitive population;
●	the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional post-approval clinical trials;
●	the FDA or the applicable foreign regulatory agency may grant approval but impose substantial and costly post-approval requirements;
●	the FDA or the applicable foreign regulatory agency may approve any future product candidates for a more limited indication or a narrower patient population than we originally requested;
●	the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of any future product candidates;
●	the FDA or the applicable foreign regulatory body may not approve of the manufacturing processes, controls or facilities of third-party manufacturers or testing labs with which we contract; or
●	the FDA or the applicable foreign regulatory body may change its approval policies or adopt new regulations in a manner rendering our clinical data or regulatory filings insufficient for approval, including changes in policies and regulation in the United States as a result of the new presidential administration.

Of the large number of drugs and biologics in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. Any future product candidates may not be approved by the FDA or applicable foreign regulatory agencies even though they meet specified endpoints in our clinical trials. The FDA or applicable foreign regulatory agencies may ask us to conduct additional costly and time-consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after such agency has reviewed and commented on the design for the clinical trials. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any of our product candidates would delay or prevent commercialization of any future product candidates and would harm our business, financial condition, operating results and prospects.

We may conduct clinical trials for any future product candidates, in whole or in part, outside of the United States and the FDA and applicable foreign regulatory authorities may not accept data from such trials, which would likely result in additional costs to us and delay our business plan.

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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection in the United States and other countries with respect to our products or any future product candidates that we may license or acquire and our manufacturing methods, as well as successfully defending these patents and trade secrets against third-party challenges, which is expensive and time-consuming. A patent is the grant of a property right which allows its holder to exclude others from, among other things, selling the subject invention in, or importing such invention into, the jurisdiction that granted the patent. We have obtained, acquired or in-licensed a number of patents and patent applications covering key aspects of certain of our principal products. In the aggregate, our patents are of material importance to our business taken as a whole. We seek to protect our proprietary position by filing or obtaining licenses under patent applications in the United States and abroad related to our products and any future product candidates. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents cover them. Our success is predicated, in part, by our ability to maintain the integrity of our trade secrets.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, no consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S. The patent situation outside the U.S. is even more uncertain. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until eighteen (18) months after a first filing, if at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to any future product candidates or a similar invention, we may have to participate in derivation proceedings declared by the USPTO to determine proper inventorship of a claimed invention. The costs of these proceedings could be substantial, and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-inventor-to-file provisions, which became effective on March 16, 2013. Courts continue to consider the constitutionality of certain provisions of the Leahy-Smith Act, including the Supreme Court in a recent decision affecting inter partes review procedures. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or other administrative proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us. We may also be unable to manufacture or commercialize products without infringing third-party patent rights, under which a license might not be available. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize any future product candidates.

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

The degree of future protection for our proprietary rights is uncertain, as legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;
●	our licensors might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate our products or any future product candidates’ technologies;
●	it is possible that none of the pending patent applications licensed to us will result in issued patents;
●	the issued patents covering our products or any future product candidates may not provide a basis for commercially viable active products, may not provide us with any competitive advantages, or may be challenged and defeated by third parties;
●	we may not develop additional proprietary technologies that are patentable; or
●	patent rights of others may have an adverse effect on our business.

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

Our ability to develop, manufacture, market and sell our products or any future product candidates for which we receive marketing authorization depends upon our ability to avoid infringing the proprietary rights of third parties. There are many U.S. and foreign issued patents and pending patent applications owned by third parties in the dermatology field that cover numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending against intellectual property claims raised by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our commercial activities relating to our products or future product candidates may infringe. There could also be existing patents of which we are not aware that our products or future product candidates may inadvertently infringe.

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

A third party may hold intellectual property rights, including patent rights, that are important or necessary to the development of our products or future product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products or future product candidates for which we receive marketing authorization, in which case we would be required to obtain a license from these third parties, if available, on commercially reasonable terms, or our business could be harmed, possibly materially. Our inability to obtain such rights on acceptable terms, or at all, could materially adversely affect our business, results of operations, financial condition or cash flows.

If we fail to comply with our obligations in our intellectual property licenses and funding arrangements with third parties, or if we breach an agreement under which we license rights to any product or future product candidate, we could lose rights that are important to our business.

If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture, or market any product or utilize any technology that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially and adversely affect the value of a product candidate being developed under any such agreement or could restrict our drug discovery activities. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Further, any uncured, material breach under our license agreement with any current or future licensor could result in our loss of rights to our products or any future product candidates and may lead to a complete termination of any future product development efforts.

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

While we maintain internal security and business continuity measures, our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, data center facilities, lab equipment, and connection to the internet, face the risk of breakdown or other damage or interruption from service interruptions, system malfunctions, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), each of which could compromise our system infrastructure or lead to the loss, destruction, alteration, disclosure, or dissemination of, or damage or unauthorized access to, our data or data that is processed or maintained on our behalf, or other assets.

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, and could result in financial, legal, business, and reputational harm to us. For example, in 2021, we were the victim of a cybersecurity incident that affected our accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. The cybersecurity incident does not appear to have compromised any personally identifiable information or protected health information. The federal government was able to trace and seize the fraudulently transferred cryptocurrency associated with the breach. On September 19, 2024, the United States District Court Southern District of New York through the United States Marshalls notified the Company that it has recovered and will be returning to the Company a portion of the misappropriated cash in connection with the previously disclosed September 2021 cybersecurity incident.

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

Even though we are a cash generating, commercial organization, we have a limited operating history. We have focused primarily on in-licensing, developing, commercializing and/or manufacturing and selling our products. Potential future losses, among other things, will have an adverse effect on our stockholders’ equity and working capital. Because of the numerous risks and uncertainties associated with commercialization and/or developing pharmaceutical products, we are unable to predict the timing or amount of increased expenses or if we will be able to maintain profitability. Any future net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if:

●	any future product candidates are approved for commercial sale, due to our ability to establish the necessary commercial infrastructure to launch this product candidate without substantial delays, including hiring sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;
●	we acquire or in-license new products for development and/or sale;

●	we are required by the FDA, or foreign regulatory authorities, to perform studies in addition to those currently expected;
●	there are any delays in completing our clinical trials or the development of any future product candidates;
●	we execute other collaborative, licensing or similar arrangements that require us to make payments and/ or expend funds;
●	there are variations in the level of expenses related to our future development programs;
●	there are any product liability or intellectual property infringement lawsuits in which we may become involved;
●	there are any regulatory developments affecting our products or future product candidates, or the product candidates of our competitors; or
●	the level of underlying demand for our products and wholesalers’ buying patterns.

Our ability to maintain profitability depends upon our ability to generate and sustain revenue. Our ability to generate and sustain revenue depends on a number of factors, including, but not limited to, our ability to:

●	obtain and maintain regulatory approval for our products, or any other future product candidates that we may license or acquire;
●	manufacture commercial quantities of our current products or future product candidates, if approved, at acceptable cost levels; and
●	maintain and/or expand our commercial organization and the supporting infrastructure required to successfully market and sell our products or future product candidates, if approved.

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

Selling and developing products for dermatological use, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We may need to raise additional capital to:

●	fund our operations and continue our efforts to hire additional personnel;
●	qualify and outsource the commercial-scale manufacturing of our products under cGMP; and
●	acquire, in-license and/ or develop additional product candidates.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the potential for delays in our efforts to seek regulatory approval for any current or future product candidates, and any costs associated with such delays;
●	the costs of maintaining and/or establishing a commercial organization to sell, market and distribute our products and/or any future product candidates for which we receive marketing authorization;
●	the rate of progress and costs of our efforts to prepare for the submission of NDA or BLA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with any future product candidates, including any such costs we may be required to expend if licensors are unwilling or unable to do so;
●	the cost and timing of securing sufficient supplies of our products and future product candidates from our contract manufacturers in preparation for commercialization, manufacture, and/or sale;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;
●	the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of our branded products; and
●	the success of sales efforts of our current products and/or the commercialization of any future product candidates for which we receive marketing authorization.

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

If we fail to raise the additional funds needed to complete the development and commercialization of our current products or any future products or product candidates, we will be unable to execute our current business plan.

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

Our Third Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include certain provisions that:

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

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time without the approval of our board of directors. In addition, our amended and restated credit facility includes, and other debt instruments we may enter into in the future may include, provisions entitling the lenders to demand immediate repayment of all borrowings upon the occurrence of certain change of control events relating to our company, which also could discourage, delay or prevent a business combination transaction.

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

Pursuant to the terms of the Class A Common Stock held by Fortress, Fortress is entitled to cast, for each share of Class A Common Stock held by Fortress, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the number of shares of our outstanding common stock and the denominator of which is the number of shares of outstanding Class A Common Stock (the “Class A Common Stock Ratio”). Thus, Fortress will at all times have voting control of Journey so long as it continues to be the sole holder of our Class A Common Stock. Further, for a period of ten (10) years from the date of the first issuance of shares of Class A Common Stock, the holders of record of the shares of Class A Common Stock (or other capital stock or securities issued upon conversion of or in exchange for the Class A Common Stock), exclusively and as a separate class, shall be entitled to appoint or elect the majority of the directors of Journey; however, the Company and Fortress waived application of this provision of the certificate of incorporation, and the holders of the Common Stock voted together with the holders of the Class A Common Stock for all directors, at our most recent annual meeting of stockholders, with the holders of the Class A Common Stock utilizing the super-voting rights described above. In any case, the 10-year period is expiring during the year ending December 31, 2025. This concentration of voting power may delay, prevent or deter a change in control of us even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of Journey or our assets, and might affect the prevailing market price of our common stock.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. For example, the United States Congress passed the Inflation Reduction Act in 2022, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws as well as overall business continuation risk.

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, operations, privacy and compliance issues are identified and addressed through a multi-faceted approach. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes. We also engage third-party cybersecurity consultants to help us oversee cybersecurity threats both internally and in relation to our third-party service providers, including in connection with the foregoing activities. Our third-party cybersecurity consultants work to mitigate cybersecurity risks by executing all-inclusive security procedures, including but not limited to continuous employee education and training, assessing risks, monitoring systems, implementing security controls, and responding to incidents. This is done in a variety of manners including assessing the strength of outside vendors, suppliers and business partners that may have access to the Company’s data and systems, setting up strong access controls in the form of firewalls and encryption, continuous monitoring of data for suspicious activity and other threats, security audits and extensive training.

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

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or third parties’ cybersecurity” in our risk factor disclosures in Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for our management. Our Chief Financial Officer (“CFO”) oversees the leaders from our information security, compliance and legal teams who are responsible for our cybersecurity risk management and strategy processes. Our CFO, together with these individuals, also oversee the work of our third-party consultants. These individuals have significant prior business experience in compliance and risk management. Specifically, our CFO has more than 25 years of experience in all aspects of corporate controllership including managing operating and organizational risk developing, executing and maintaining robust internal control environments, including cybersecurity risk and cash controls as part of several pharmaceutical company operations. Our CFO, as well as our management team, are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to our audit committee and overall board of directors on any appropriate items.

Our executive management is responsible for the oversight of risks from cybersecurity threats. Members of our board of directors receive periodic updates from our executive management team regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Any urgent cybersecurity threats are immediately flagged and reported to the board of directors.

Item 2. Properties

Our executive offices are located at 9237 E Via de Ventura Blvd. Suite 105, Scottsdale, AZ 85258. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property. In July 2024, we amended our lease and entered into a new 25 - month extension of the office space in Scottsdale, AZ at an average annual rent of $0.1 million. The term of this amended lease will commence on February 1, 2025 and will expire on February 28, 2027.

In September 2022, we amended our lease and entered into a new 25-month extension of the office space in Scottsdale, AZ at an average annual rent of $0.1 million. The term of this amended lease commenced on January 1, 2023 and expired on January 31, 2025.

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

Equity Compensation Plans

Our board of directors has adopted an incentive plan, allowing for the grant of equity and cash-based awards to our employees and directors as well as a deferred compensation plan for non-employee members of the board of directors and select executive-level employees. We do not maintain any retirement, pension or profit-sharing plans. The additional information required by this item will be incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A.

Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333 - 269079), which was declared effective by the SEC on January 26, 2023. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”). In connection with the 2022 Shelf, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”), relating to shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell up to 4,900,000 shares of our common stock, par value $0.0001 per share, from time to time through or to B. Riley acting as our agent or principal. From our entry into the Sales Agreement through December 31, 2024 , we issued and sold 2,313,013 shares of common stock under the 2022 Shelf, generating net proceeds of $12.8 million. At December 31, 2024, 2,586,987 shares remain available for issuance under the Sales Agreement.

We used and will continue to use the net proceeds from this offering for general corporate purposes, including working capital, research and development, payments for research and development — licenses acquired, sales and marketing activities, general administrative matters, operating expenses and capital expenditures.

Holders

As of March 26, 2025, there were approximately 43 holders of record for our common stock and 1 holder of record for our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners and whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a commercial-stage pharmaceutical company founded in October 2014 that primarily focuses on the selling and marketing of U.S. Food and Drug Administration (“FDA”) approved prescription pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes eight FDA-approved prescription drugs for dermatological conditions that are marketed in the U.S. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life and physicians and other licensed medical professionals to provide better care for their patients. We acquire rights to products and product candidates by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing the products through our field sales organization. We are a controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Recent Corporate Highlights

FDA Approval of Emrosi

On November 1, 2024, the FDA approved EmrosiTM (Minocycline Hydrochloride Extended Release Capsules, 40 mg), formerly referred to as DFD-29 (“Emrosi”) for the treatment of inflammatory lesions of rosacea in adults. Emrosi was developed by Journey in collaboration with Dr. Reddy’s Laboratories, Ltd (“DRL”). Our initial supply became available in March 2025. In addition, the initial distribution of Emrosi to pharmacies is ongoing and the first Emrosi prescriptions have been filled. We anticipate sales promotion of Emrosi beginning in April 2025. We intend to commercialize Emrosi in the U.S. with our existing commercial team.

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

We are also a “smaller reporting company,” meaning that either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, have reduced disclosure obligations regarding executive compensation, and smaller reporting companies are permitted to delay adoption of certain recent accounting pronouncements discussed in Note 2. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” in our consolidated financial statements, appearing under Part II, Item 8 and beginning at page F-1 of this Annual Report on Form 10-K.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	$	%
Revenue:
Product revenue, net	$55,134	$59,662	$(4,528)	(8)%
Other revenue	1,000	19,519	(18,519)	(95)%
Total Revenue	56,134	79,181	(23,047)	(29)%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	20,879	22,893	(2,014)	(9)%
Amortization of acquired intangible assets	3,424	3,767	(343)	(9)%
Research and development	9,857	7,541	2,316	31%
Selling, general and administrative	40,204	43,910	(3,706)	(8)%
Loss on impairment of intangible assets	—	3,143	(3,143)	(100)%
Loss recovery	(4,553)	—	(4,553)	100%
Total operating expenses	69,811	81,254	(11,443)	(14)%
Loss from operations	(13,677)	(2,073)	(11,604)	560%

Other expense (income)
Interest income	(757)	(322)	(435)	135%
Interest expense	2,700	1,698	1,002	59%
Gain on extinguishment of debt	(1,125)	—	(1,125)	100%
Foreign exchange transaction losses	116	183	(67)	(37)%
Total other expense	934	1,559	(625)	(40)%
Loss before income taxes	(14,611)	(3,632)	(10,979)	302%

Income tax expense	61	221	(160)	(72)%
Net Loss	$(14,672)	$(3,853)	$(10,819)	281%

Revenues

The following table reflects our revenue by product for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,		Change
($in thousands)	2024	2023	$	%
Qbrexza®	$25,114	$25,410	$(296)	(1)%
Accutane®	$19,407	$20,168	$(761)	(4)%
Amzeeq®	$5,009	$6,201	$(1,192)	(19)%
Zilxi®	$1,643	$1,962	$(319)	(16)%
Other / legacy	$3,961	$5,921	$(1,960)	(33)%
Total net product revenue	$55,134	$59,662	$(4,528)	(8)%

Total net product revenues decreased by $4.5 million, or 8%, to $55.1 million for the year ended December 31, 2024, from $59.7 million for the year ended December 31, 2023. The decrease is primarily due to overall higher rebate costs across our product portfolio and lower unit volumes, mainly from our legacy products Targadox, Ximino and Exelderm, driven specifically by continued generic competition for Targadox. In addition, Amzeeq net product revenues decreased by approximately $1.2 million, due to both higher rebates and decreased unit sales volumes from 2023. Increases in unit sales volumes for Qbrexza, Accutane and Zilxi were offset by higher rebate costs compared to 2023.

Other revenue

	For the Years Ended
	December 31,		Change
($in thousands)	2024	2023	$	%
Milestone payment from Cutia	$1,000	$—	$1,000	100%
Non-refundable upfront payment from Maruho	$—	$19,000	$(19,000)	(100)%
Royalties on sales of Rapifort® Wipes 2.5%	$—	$519	$(519)	(100)%
Total other revenue	$1,000	$19,519	$(18,519)	(95)%

Other revenue for the year ended December 31, 2024 reflects a $1.0 million milestone payment from Cutia under the Cutia Agreement that became payable to us upon Cutia receiving marketing approval for topical 4% minocycline foam in the People’s Republic of China. Other revenue for the year ended December 31, 2023 reflects a $19.0 million non-refundable upfront payment from Maruho under the New License Agreement and $0.5 million in royalties on the sale of Rapifort Wipes 2.5%.

Gross - to - Net Sales Accruals

We record gross-to-net sales accruals for sales returns, coupons, managed care rebates, government rebates, and other allowances (chargebacks, distributor service fees and prompt pay discounts) customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Chargebacks	Distributor	Prompt			Managed
	and other	Service	Pay			Care	Gov’t
($’s in thousands)	allowances	Fees	Discounts	Returns	Coupons	Rebates	Rebates	Total
Balance as of December 31, 2022	$253	$929	$207	$3,689	$1,696	$3,594	$1,010	$11,378
Current provision related to sales in the current period	1,856	5,439	976	5,483	94,822	22,934	5,191	136,701
Checks/credits issued to third parties	(2,016)	(5,470)	(1,041)	(5,095)	(93,074)	(21,318)	(5,948)	(133,962)
Balance as of December 31, 2023	$93	$898	$142	$4,077	$3,444	$5,210	$253	$14,117
Current provision related to sales in the current period	996	4,009	664	1,787	79,451	23,627	643	111,177
Checks/credits issued to third parties	(1,004)	(4,504)	(714)	(2,740)	(81,145)	(25,120)	(743)	(115,970)
Balance as of December 31, 2024	$85	$403	$92	$3,124	$1,750	$3,717	$153	$9,324

Our reserves for gross-to-net sales allowances were $9.3 million at December 31, 2024, compared to $14.1 million at December 31, 2023, a decrease of $4.8 million. The decrease in the returns reserve reflects lower units on hand in the wholesaler channel. The decrease in the coupon and managed care reserves is primarily a result of the timing of credits and invoices received at the end of 2023.

Cost of Goods Sold

Cost of goods sold decreased by $2.0 million, or 9%, to $20.9 million for the year ended December 31, 2024, from $22.9 million for the year ended December 31, 2023, mostly due to lower product royalty payments. Product royalties were lower by $1.7 million compared to the same period in 2023 due to the contractual expiration of our Exelderm product royalty in November 2023, the contractual decrease in our Qbrexza royalty in the second quarter of 2023, and the discontinuation of Ximino in September of 2023. In addition, the discontinuation of Ximino has resulted in lower drug-user fees of $0.8 million. These decreases were offset, in part, by an increase in product-related cost of goods sold of $0.5 million, as a result of product mix, mainly driven by the higher Accutane and Qbrexza unit volumes.

Amortization of acquired intangible assets

Amortization of acquired intangible assets decreased by $0.4 million, or 9%, to $3.4 million for the year ended December 31, 2024, from $3.8 million for the year ended December 31, 2023 as the discontinuation of Ximino in 2023 has resulted in lower amortization.

Research and Development

Research and development expense increased by $2.3 million, or 31%, to $9.9 million for the year ended December 31, 2024 from $7.5 million for the year ended December 31, 2023. The increase was driven by the $4.1 million filing fee payment to the FDA for Emrosi in January 2024 and a $3.0 million payment for the contractual milestone payment owed to DRL triggered by the FDA’s acceptance of the NDA application for Emrosi in March 2024, partially offset by lower clinical trial expenses to develop Emrosi compared to 2023, as the clinical phase of the project has concluded.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses decreased by $3.7 million, or 8%, to $40.2 million for the year ended December 31, 2024, from $43.9 million for the year ended December 31, 2023. The decrease is due to our continued expense management efforts, partially offset by non-cash share-based compensation, the commencement of our launch efforts for Emrosi, and the expansion of our access and coverage platforms. SG&A in the areas subject to our continued expense management efforts, primarily in sales and marketing and other SG&A areas, decreased by $8.7 million compared to 2023. This decrease is partially offset by a $1.7 million increase in SG&A expenses from 2023 due to the commencement of our launch efforts for Emrosi related mainly to market research and access and to a lesser extent, the expansion of our access and coverage platforms for our current product portfolio. In addition, non-cash share-based compensation expense increased by $3.1 million compared to 2023 as a result of an increase in outstanding equity awards from 2023.

Loss on impairment of intangible assets

We recorded a loss on the impairment of intangible assets of $3.1 million during 2023, related to the impairment of the Ximino intangible asset, as a result of lower net product revenues and gross profit levels for the Ximino products. We discontinued selling Ximino on September 29, 2023. We recorded no losses related to the impairment of assets in the year ended December 31, 2024.

Loss Recovery

We recorded a loss recovery benefit to income of $4.6 million in connection with the recovery of funds related to the previously disclosed September 2021 cybersecurity incident. We received the $4.6 million cash in December of 2024. See Note 17 to our consolidated financial statements for further details.

Interest Income

Interest income increased $0.5 million to $0.8 million for the year ended December 31, 2024, from $0.3 million for the year ended December 31, 2023. Interest income reflects the income earned on our high yield money market account. The increase is due to a higher invested balance compared to the prior year resulting from cash received upon entering into the SWK Credit Facility in December 2023, and to a lesser extent, a slight increase in investment yield.

Interest Expense

Interest expense increased $1.0 million to $2.7 million for the year ended December 31, 2024, from $1.7 million for the year ended December 31, 2023 as a result of interest payments we made under the SWK Credit Facility. In July 2023, we satisfied all of our outstanding debt obligations with East West Bank (“EWB”) by voluntarily repaying the outstanding balance on our term loan under the Loan and Security Agreement with EWB. As such, we had no additional debt or borrowing of funds until entering into the Credit Facility with SWK in December of 2023.

Gain on Extinguishment of Debt

We recorded a gain of $1.1 million in August 2024 upon the execution of a settlement agreement (the “Settlement Agreement”) to settle amounts owed by the Company to Sun Pharmaceutical Industries, Inc. (“Sun”) pursuant to the Ximino Asset Purchase Agreement. See Note 9 to our consolidated financial statements for further details.

Liquidity and Capital Resources

At December 31, 2024, we had cash and cash equivalents on hand of approximately $20.3 million as compared to $27.4 million of cash and cash equivalents at December 31, 2023, and working capital of $13.0 million at December 31, 2024, compared to $14.6 million at December 31, 2023.

We rely primarily on cash on hand generated from the sales of our pharmaceutical products to our customers to fund our core operations. In addition, we have relied on the proceeds from our term loan Credit Facility (as defined below) with SWK and our at-the-market sales program with B. Riley to meet additional capital and liquidity needs, specifically to fund the research and development and commercialization of Emrosi, formerly referred to as DFD-29, which received marketing approval by the FDA on November 1, 2024.

We also actively pursue licensing opportunities to raise non-dilutive capital. On August 31, 2023, we entered into the New License Agreement with Maruho, whereby we granted an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos (the “Territory”). Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza® in the Territory, Maruho paid us $19.0 million as a non-refundable upfront payment.

In December 2024 we received additional cash of $4.6 million as a result of the recovery of funds from the previously disclosed cybersecurity incident that impacted us in September of 2021 prior to our IPO.

We regularly evaluate market conditions, our liquidity profile, and financing alternatives, including out-licensing arrangements for our products, to enhance our capital structure. We may seek to raise capital through debt or equity financings, to expand our product portfolio, and for other strategic initiatives, which may include sales of securities under either our 2022 Shelf or a new registration statement. Additionally, as a result of recurring losses, primarily a result of the research and development of Emrosi, substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

Sources of Liquidity

SWK Credit Facility

On December 27, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with SWK. The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the closing date, the Company drew $15.0 million. On June 26, 2024, the Company drew the remaining $5.0 million under the Credit Facility. Loans under the Credit Facility (the “Term Loans”) mature on December 27, 2027, and bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments began in February 2024 and are paid quarterly. Beginning in February 2026, the Company is required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 7.5% of the principal amount of funded Term Loans.

On July 9, 2024, the Company entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment is contractually required to be drawn upon FDA approval of Emrosi, subject to the Company receiving approval on or before June 30, 2025. The FDA approved Emrosi on November 1, 2024, and we subsequently drew the remaining $5.0 million.

At-the-Market Offering

On December 30, 2022, the Company filed the 2022 Shelf, which was declared effective by the Securities and Exchange Commission on January 26, 2023. This shelf registration statement covers the offering, issuance and sale by the Company of up to an aggregate of $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and units. In connection with the 2022 Shelf, the Company entered into the Sales Agreement relating to shares of the Company’s common stock with B. Riley. The Company may offer and sell up to 4,900,000 shares of its common stock, from time to time, under the Sales Agreement. During the fiscal year ended December 31, 2024, the Company issued and sold 1,564,310 shares of common stock under the 2022 Shelf, generating net proceeds of $7.9 million. At December 31, 2024, 2,586,987 shares remain available for issuance under the Sales Agreement.

Cash Flows for the Years Ended December 31, 2024 and 2023

	For the Years ended December 31,		Increase
($’s in thousands)	2024	2023	(Decrease)
Net cash provided by (used in) operating activities	$(9,127)	$5,240	$(14,367)
Net cash used in investing activities	(15,000)	(5,000)	(10,000)
Net cash provided by (used in) financing activities	16,993	(4,804)	21,797
Net change in cash and cash equivalents	(7,134)	(4,564)	2,570

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2024 were $9.1 million compared to $5.2 million of net cash flows provided by operating activities for the year ended December 31, 2023, reflecting a change of $14.4 million from period-to-period. Cash provided by operating activities for the year ended December 31, 2023 includes cash received pursuant to the New License Agreement, where Maruho paid us $19.0 million as a non-refundable upfront payment. In 2024, we made cash payments of $4.1 million related to the filing fee paid to the FDA for Emrosi in January 2024, and $3.0 million for the contractual milestone payment owed to DRL triggered by the FDA’s acceptance of the NDA for Emrosi in March 2024. The remainder was driven primarily by the changes in net working capital, which includes a one-time loss recovery payment of $4.6 million from the previously disclosed September 2021 cybersecurity incident.

Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2024 were $15.0 million compared to $5.0 million for the year ended December 31, 2023, reflecting a change of $10.0 million from period-to-period. The year ended December 31, 2024 reflects a $15.0 million milestone payment made to DRL, which was triggered upon our receipt of FDA approval for Emrosi in November 2024. The year ended December 31, 2023 reflects the $5.0 million deferred cash payment paid in January 2023 related to the VYNE Product Acquisition.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2024 were $17.0 million compared to $4.8 million of net cash flows used in financing activities for the year ended December 31, 2024, reflecting a change of $21.8 million from period-to-period. Cash provided by financing activities for the year ended December 31, 2024 reflects the draw of an additional $10.0 million under the SWK Credit Facility, as well as the net proceeds from issuances of common stock under the Sales Agreement of $7.9 million. Net cash used in financing activities for the year ended December 31, 2023 reflects the voluntary repayment of the outstanding balance on our term loan under the Loan and Security Agreement with EWB.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant currently include the following:

●	We are required to make regular payments under the SWK Credit Facility. Based on the amount currently outstanding under the SWK facility and current interest rates, and assuming we do not make further draws under the SWK facility, we expect to make the following payments:

	Payments by Period
	Total	2025	2026	2027

	($’s in thousands)
Interest	$7,884	$3,293	$2,797	$1,794
Principal	25,000	—	7,500	17,500
Exit fee	1,250	—	—	1,250
Total	$34,134	$3,293	$10,297	$20,544

●	Pursuant to the Vyne Product Acquisition Agreement, upon the achievement of net sales milestones with respect to the products purchased in the Vyne Product Acquisition, we are required to pay contingent consideration consisting of a one-time payment, per product, of $10.0 million and $20.0 million upon each product reaching annual net sales of $100 million and $200 million, respectively. Each required payment must only be paid one time following the first achievement of the applicable annual net sales milestone amount.
●	On June 29, 2021, we entered into the Emrosi Agreement to obtain the global rights for the development and commercialization of Emrosi with DRL. On November 1, 2024, we received FDA approval for Emrosi, which triggered a $15.0 million milestone payment to DRL in 2024. Based on the development and commercialization of Emrosi, additional contingent regulatory and commercial milestone payments totaling up to $150.0 million may become due. The Company is required to pay royalties ranging from approximately ten percent to fourteen percent on net sales of Emrosi, subject to certain reductions.
●	In August 2024, we executed a settlement agreement (the “Settlement Agreement”) to settle amounts owed by us to Sun Pharmaceutical Industries, Inc. (“Sun”) pursuant to the Ximino Asset Purchase Agreement. We owed $3.0 million of license installment payments to Sun associated with the license of Ximino. Pursuant to the Settlement Agreement, we agreed to settle the total outstanding obligation owed to Sun for a total of $1.9 million, payable in three installments: (i) $625.0 thousand upon execution of the Settlement Agreement, (ii) $625.0 thousand on December 1, 2024, and (iii) $625.0 thousand on January 15, 2025.
●	We are contractually obligated to make sales-based royalty payments to Dermira (for Qbrexza) and DRL (for Accutane and Emrosi). Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted as of the date of this Annual Report on Form 10-K.

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

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this Annual Report on Form 10-K under the supervision, and with the participation, of our management, including our Chief Executive Officer (who serves as our principal executive officer) and our Chief Financial Officer (who serves as our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K in providing reasonable assurance of achieving the desired control objectives.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter ended December 31, 2024 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements.

The following financial statements are filed as part of this report:

(b)	Exhibits.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of Journey Medical Corporation, filed on March 26, 2022 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 26, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
4.2	Description of Securities of Journey Medical Corporation, filed as Exhibit 4.2 to Form 10-K, filed on March 26, 2022 and incorporated herein by reference.
10.1	Journey Medical Corporation 2015 Stock Plan, filed as Exhibit 10.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.#
10.2	Amendment to Journey Medical Corporation 2015 Stock Plan, filed as Exhibit 10.1 to Form 8-K filed on June 21, 2022 and incorporated herein by reference.#
10.3	Amendment to the Journey Medical Corporation 2015 Stock Incentive Plan, filed as Exhibit 10.1 to Form 8-K, filed on June 25, 2024 and incorporated herein by reference.#
10.4	Executive Employment Agreement with Claude Maraoui, dated September 22, 2014, filed as Exhibit 10.2 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.#
10.5	Non-Employee Director Compensation Plan, filed as Exhibit 10.4 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.#
10.6	Journey Medical Corporation 2023 Employee Stock Purchase Plan, filed as Exhibit 10.1 to Form 8-K filed on June 23, 2023 and incorporated herein by reference.#
10.7

Asset Purchase Agreement for Qbrexza, entered into by and between Journey Medical Corporation and Dermira, Inc., a subsidiary of Eli Lilly and Company, dated as of March 31, 2021, filed as Exhibit 10.6 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.**

10.8

Asset Purchase Agreement between VYNE Therapeutics Inc. and Journey Medical Corporation, dated as of January 12, 2022, filed as Exhibit 10.1 to Form 8-K filed on January 13, 2022 and incorporated herein by reference.**

10.9

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

10.18	License Agreement, dated as of August 31, 2023, between Journey Medical Corporation and Maruho Co., Ltd. filed as Exhibit 10.1 to Form 10 - Q filed on November 13, 2023.**
10.19	Second Amended and Restated License Agreement, dated as of August 31, 2023, between Journey Medical Corporation and Maruho Co., Ltd. filed as Exhibit 10.2 to Form 10 - Q filed on November 13, 2023.**
10.20	Credit Agreement, dated as of December 27, 2023, between Journey Medical Corporation with SWK Funding LLC, filed as Exhibit 10.21 to Form 10-K filed on March 29, 2024. ***
10.21

First Amendment to the Credit Agreement, dated July 9, 2024, by and among Journey Medical Corporation, SWK Funding LLC, and the other financial institutions party thereto, filed as Exhibit 10.1 to Form 10-Q filed on November 12, 2024.**

10.22

Second Amendment to the Credit Agreement, dated October 21, 2024, by and among Journey Medical Corporation,

SWK Funding LLC, and the other financial institutions party thereto, filed as Exhibit 10.2 to Form 10-Q filed on November 12, 2024.**

10.23	Journey Medical Corporation Deferred Compensation Plan, adopted July 9, 2024.#*
19.1	Fortress Biotech, Inc. and Subsidiaries Insider Trading Policy.*
21.1	List of Subsidiaries of Journey Medical Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
97.1	Clawback Policy of Journey Medical Corporation, filed as Exhibit 97.1 to Form 10-K filed on March 29, 2024 and incorporated herein by reference.
101

The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Journey Medical Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Journey Medical Corporation and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and as a result has concluded that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Short Hills, New Jersey

March 26, 2025

JOURNEY MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$20,305	$27,439
Accounts receivable, net of reserves	10,231	15,222
Inventory	14,431	10,206
Prepaid expenses and other current assets	3,212	3,588
Total current assets	48,179	56,455

Intangible assets, net	31,863	20,287
Operating lease right-of-use asset, net	199	101
Other assets	—	6
Total assets	$80,241	$76,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,050	$18,149
Due to related party	528	195
Accrued expenses	17,425	20,350
Accrued interest	404	22
Income taxes payable	60	53
Installment payments – licenses, short-term	625	3,000
Operating lease liability, short-term	83	99
Total current liabilities	35,175	41,868

Term loan, net of discount	24,879	14,622
Installment payments – licenses, long-term	—	—
Operating lease liability, long-term	118	9
Total liabilities	60,172	56,499

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 16,153,610 and 13,323,952 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	107,094	92,703
Accumulated deficit	(87,027)	(72,355)
Total stockholders’ equity	20,069	20,350
Total liabilities and stockholders’ equity	$80,241	$76,849

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue:
Product revenue, net	$55,134	$59,662
Other revenue	1,000	19,519
Total Revenue	56,134	79,181

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	20,879	22,893
Amortization of acquired intangible assets	3,424	3,767
Research and development	9,857	7,541
Selling, general and administrative	40,204	43,910
Loss on impairment of intangible assets	—	3,143
Loss recovery	(4,553)	—
Total operating expenses	69,811	81,254
Loss from operations	(13,677)	(2,073)

Other expense (income)
Interest income	(757)	(322)
Interest expense	2,700	1,698
Gain on extinguishment of debt	(1,125)	—
Foreign exchange transaction losses	116	183
Total other expense	934	1,559
Loss before income taxes	(14,611)	(3,632)

Income tax expense	61	221
Net Loss	$(14,672)	$(3,853)

Net loss per common share:
Basic and diluted	$(0.72)	$(0.21)

Weighted average number of common shares:
Basic and diluted	20,431,400	18,232,422

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Additional		Total
	Common Stock		Common Stock A		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2022	11,765,700	$1	6,000,000	$1	$85,482	$(68,502)	$16,982
Share-based compensation	—	—	—	—	2,606	—	2,606
Exercise of stock options for cash	82,300	—	—	—	121	—	121
Issuance of common stock for vested restricted stock units	727,249	—	—	—	—	—	—
Issuance of common stock, ATM offering, net of issuance costs of $140	748,703	—	—	—	4,494	—	4,494
Net loss	—	—	—	—	—	(3,853)	(3,853)
Balance as of December 31, 2023	13,323,952	$1	6,000,000	$1	$92,703	$(72,355)	$20,350
Share-based compensation	—	—	—	—	6,098	—	6,098
Exercise of stock options for cash	122,510	—	—	—	207	—	207
Issuance of common stock for vested restricted stock units	1,058,374	—	—	—	—	—	—
Issuance of common stock under ESPP	84,464	—	—	—	209	—	209
Issuance of common stock, ATM offering, net of issuance costs of $245	1,564,310	—	—	—	7,877	—	7,877
Net loss	—	—	—	—	—	(14,672)	(14,672)
Balance as of December 31, 2024	16,153,610	$1	6,000,000	$1	$107,094	$(87,027)	$20,069

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(14,672)	$(3,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	516	435
Gain on extinguishment of debt	(1,125)	—
Non-cash interest expense	—	353
Amortization of debt discount	307	356
Amortization of acquired intangible assets	3,424	3,767
Non-cash lease expense	91	88
Share-based compensation	6,098	2,606
Loss on impairment of intangible assets	—	3,143
Changes in operating assets and liabilities:
Accounts receivable	4,475	12,551
Inventory	(4,225)	3,953
Prepaid expenses and other current assets	376	(279)
Other assets	6	—
Accounts payable	(2,099)	(18,421)
Related party expenses	333	(218)
Accrued expenses	(2,925)	962
Accrued interest	382	(138)
Income tax payable	7	18
Lease liabilities	(96)	(83)
Net cash (used in) provided by operating activities	(9,127)	5,240

Cash flows from investing activities
Acquired intangible assets	(15,000)	(5,000)
Net cash (used in) investing activities	(15,000)	(5,000)

Cash flows from financing activities
Proceeds from the exercise of stock options	207	121
Proceeds from issuance of common stock, ATM offering, net of issuance costs	7,877	4,494
Issuance of common stock under ESPP	209	—
Proceeds from term-loan	10,000	15,000
Payment of debt issuance costs	(50)	(471)
Payment of license installment note payable	(1,250)	(1,000)
Proceeds from line of credit	—	28,000
Repayment of line of credit	—	(30,948)
Repayment of EWB term-loan	—	(20,000)
Net cash provided by (used in) financing activities	16,993	(4,804)

Net change in cash	(7,134)	(4,564)
Cash at the beginning of the period	27,439	32,003
Cash at the end of the period	$20,305	$27,439

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,011	$1,127
Cash paid for income taxes	$125	$181

Supplemental disclosure of non-cash financing and investing activities:
ROU assets obtained in exchange for lease liabilities	$188	$188

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Journey Medical Corporation (collectively “Journey” or the “Company”) is a commercial-stage pharmaceutical company that focuses on the selling and marketing of U.S. Food and Drug Administration (“FDA”) approved prescription pharmaceutical products for the treatment of dermatological conditions. The Company’s current product portfolio includes eight FDA-approved prescription drugs for dermatological conditions that are marketed in the U.S. The Company acquires rights to products and product candidates by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing the products through its field sales organization.

As of December 31, 2024 and 2023, the Company is a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At December 31, 2024, the Company had $20.3 million in cash and cash equivalents as compared to $27.4 million at December 31, 2023, and working capital of $13.0 million at December 31, 2024, as compared to $14.6 million at December 31, 2023.

The Company relies primarily on cash on hand generated from sales of its pharmaceutical products to customers to fund its core operations. In addition, the Company has relied on the proceeds from its term loan Credit Facility (as defined below) with SWK Funding LLC (“SWK”), and it’s at-the-market sales program with B. Riley to meet additional capital and liquidity needs, specifically to fund the research and development and commercialization of Emrosi, formerly referred to as DFD-29, which received marketing approval by the FDA on November 1, 2024.

The Company also actively pursues licensing opportunities to raise non-dilutive capital. On August 31, 2023, the Company entered into the New License Agreement (as defined below) with Maruho (as defined below), whereby it granted an exclusive license to Maruho to develop and commercialize Qbrexza® for the treatment of primary axillary hyperhidrosis in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos (the “Territory”). Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza® in the Territory, Maruho paid the Company $19.0 million as a non-refundable upfront payment.

In December 2024, the Company received additional cash of $4.6 million as a result of the recovery of funds from the previously disclosed cybersecurity incident in September of 2021.

The Company regularly evaluates market conditions, its liquidity profile, and financing alternatives, including out-licensing arrangements for its products, to enhance its capital structure. The Company may seek to raise capital through debt or equity financings to expand its product portfolio and for other strategic initiatives, which may include sales of securities under either the shelf registration statement on Form S-3 (File No. 333 - 269079), which was declared effective by the SEC on January 26, 2023 and covers the offering, issuance and sale by the Company of up to an aggregate of $150.0 million of the Company’s common stock, preferred stock, debt securities, warrants, and units (the “2022 Shelf”) or a new registration statement. In addition, the Company expects to generate positive cash flows from the sale of Emrosi in 2025 and beyond.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring losses, primarily a result of the research and development of Emrosi, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company and

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

the accounts of the Company’s wholly-owned subsidiary, JG Pharma, Inc. (“JG” or “JG Pharma”). All intercompany balances and transactions have been eliminated.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period classification. The Company has historically included amortization of acquired intangible assets within cost of goods sold on the consolidated statement of operations. For the years ended December 31, 2024 and 2023, “Costs of goods sold – product revenue” as presented in the consolidated statement of operations was disaggregated into “Costs of goods sold – (excluding amortization of acquired intangible assets)” and “Amortization of acquired intangible assets”. This presentation has been conformed for all previous periods presented and has no impact on previously reported financial results.

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

Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which reflects products for the treatment of dermatological conditions. The dermatological segment derives revenues from the sale of branded and authorized general prescription products that treat certain dermatological conditions. The Company’s chief operating decision maker (“CODM”) is its chief executive officer.

The CODM assesses performance for the dermatological segment and allocates resources based on consolidated net loss. The CODM uses net loss to monitor budget vs. actual results, which are presented quarterly, as well as evaluate performance and income generated in deciding how to reinvest profits. The accounting policies of the segment are the same as those described in this Note 2. See Note 20 for segment information.

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

accounts is maintained for potential credit losses based on the aging of accounts receivable, historical bad debts experience, and the customer’s current ability to pay its obligations to the Company. Accounts receivables balances are written off against the allowance when it is probable that the receivable will not be collected. See Note 16 for significant customers.

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2024 and 2023 consisted entirely of cash and cash equivalents in institutions within the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits.

Accounts Receivable, Net

The Company’s accounts receivable consists of amounts due from customers related to product sales and have payment terms, that range from 30 to 75 days. For certain customers, the accounts receivable for the customer are net of prompt payment or specialty pharmacy discounts. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company has historically not experienced significant credit losses. The allowance for doubtful accounts was $0.6 million and $0.5 million at December 31, 2024 and 2023, respectively.

Inventories

Inventories are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternate uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. The Company’s inventory reserves were $0.5 million and $0.3 million at December 31, 2024 and 2023, respectively.

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

The Company’s research and development expense includes costs associated with the research and development of the Company’s EMROSITM product prior to regulatory approval. Prior to the regulatory approval of EMROSITM, manufacturing costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs were recorded as research and development and expensed as incurred as future use could not be determined, and there is uncertainty surrounding regulatory approval. Following regulatory approval of EMROSITM by the FDA, the Company capitalizes certain manufacturing costs as inventory.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Clinical trial costs for EMROSITM have been a significant component of research and development expenses for the Company. The Company’s clinical studies were performed by third-party contract research organizations (“CROs”). These expenses are based on patient enrollment and include costs relating to the administration of the clinical trials including s CRO services, clinical sites, investigators, testing facilities and patients for participating in the Company’s clinical trials.

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

During the ordinary course of business, the Company has entered into certain licenses and asset purchase agreements. Potential milestone payments for achieving sales targets or regulatory development milestones are recorded when it is probable of achievement. Upon a milestone payment being achieved, the milestone payment will be capitalized and amortized over the remaining useful life for approved products and expensed for milestones prior to FDA approval. Royalty payments for approved products are recorded as cost of goods sold as sales are recognized.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable (a “triggering event”). Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the long-lived asset in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. During the year ended December 31, 2023, the Company recorded an impairment loss associated with its intangible asset balance. See Note 4 for further details.

Share-based Compensation

The Company has a share-based compensation plan in place and records the associated share-based compensation expense over the requisite service period. The share-based compensation plan and related compensation expense are discussed more fully in Note 15 to the Company’s consolidated financial statements.

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

Expected volatility—As the Company has limited trading history for its common shares, the expected volatility was estimated based on the average volatility for comparable guideline publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

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

Restricted stock units (“RSU’s”) that are service based are amortized into compensation expense on a straight-line basis over the vesting period, which ranges from three to four years in duration. Compensation cost for service based RSU’s is based on the grant date fair value of the award, which is the closing market price of the Company’s common stock on the grant date multiplied by the number of shares awarded.

Net (Loss) Income Per Share

Basic net (loss) income per share of common stock is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the reporting period after giving effect to dilutive potential

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

common shares for stock options and restricted stock units, determined using the treasury stock method. The Company has two classes of stock (Common Stock and Class A Common Stock), however, the terms of each class are substantially similar, and therefore the application of the two-class method does not impact the computation of the reported net (loss) income per share. See Note 19 below.

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

Income Taxes

As of December 31, 2024, the Company was 44.51% owned by Fortress Biotech, Inc. (“Fortress”). Upon the completion of the Company’s initial public offering on November 12, 2021, it deconsolidated from the Fortress consolidated group for federal income and state income tax purposes and has since filed all tax returns as a standalone taxpayer.

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if it believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. The Company has considered its history of cumulative tax and book income/loss incurred since inception, and the other positive and negative evidence, and has concluded that it is not more likely than not that it will realize the benefits of the net deferred tax assets as of December 31, 2024 and 2023 and therefore a full valuation allowance on all of the deferred tax assets is required.

For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. For the years ended December 31, 2024 and 2023, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance. The Company classifies interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2024 and 2023.

Comprehensive Income

The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU in the year ended December 31, 2024. The Company’s adoption of this guidance resulted in increased disclosures in the notes to the financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures about specified categories of expenses including purchases of inventory, employee compensation, depreciation and amortization, included in certain expense captions presented in the consolidated statement of operations. This update will be effective for annual periods beginning

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and disclosures.

NOTE 3. INVENTORY

The Company’s inventory consisted of the following at December 31, 2024 and 2023:

	December 31,
($’s in thousands)	2024	2023

Finished goods	$11,381	$4,987
Work-in-process	367	884
Raw materials	3,196	4,640
Inventory at cost	14,944	10,511
Inventory reserves	(513)	(305)
Total Inventories	$14,431	$10,206

NOTE 4. INTANGIBLES

The table below provides a summary of the Company’s intangible assets at December 31, 2024 and 2023, respectively:

	Estimated	December 31,
($’s in thousands)	Useful Lives (Years)	2024	2023
Intangible assets - product licenses	3-15	$52,925	$37,925
Accumulated amortization		(17,919)	(14,495)
Accumulated impairment loss		(3,143)	(3,143)
Total intangible assets		$31,863	$20,287

The Company’s amortization expense for the years ended December 31, 2024 and 2023 was approximately $3.4 million and $3.8 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s consolidated statements of operations.

The Company’s finite-lived intangible assets consist of acquired intangible assets. On November 1, 2024, the FDA approved the Company’s drug candidate for the treatment of inflammatory lesions of rosacea in adults, EmrosiTM. The approval triggered a $15.0 million milestone payment, which the Company capitalized as an acquired intangible asset. During the year ended December 31, 2023, the Company experienced lower net product revenues and gross profit levels for its Ximino products. Based on these results, the Company revised the financial outlook and plans for its Ximino products. The Company assessed the revised forecast for Ximino and determined that this constituted a triggering event, and the results of the analysis indicated the carrying amount was not expected to be recovered. The Company recorded an intangible asset impairment charge of $3.1 million during the year ended December 31, 2023. This non-cash charge was recorded to loss on impairment of intangible assets in the consolidated statements of operations.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Future amortization of the Company’s intangible assets is as follows:

Total
For the years ended	Amortization
December 31, 2025	$4,257
December 31, 2026	3,471
December 31, 2027	2,775
December 31, 2028	2,595
December 31, 2029	2,595
Thereafter	12,228
Subtotal	27,921
Asset not yet placed in service	3,942
Total	$31,863

NOTE 5. LICENSES

Assets and Licenses Acquired:

EmrosiTM

On June 29, 2021, the Company entered into a license, collaboration, and assignment agreement with Dr. Reddy’s Laboratories, Ltd. (“DRL”) to obtain the global rights for the development and commercialization of EmrosiTM (“Emrosi”), a late-stage development modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea (the “Emrosi Agreement”). The Company acquired global rights to Emrosi, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets including Brazil, Russia, India, China and the Commonwealth of Independent States (“CIS”) countries. Pursuant to the Emrosi Agreement, the Company agreed to make an upfront payment of $10.0 million, comprised of a $2.0 million payment upon execution and $8.0 million which was paid on September 29, 2021, 90 days following execution. In addition, the Company paid two developmental milestones in 2024. In April 2024 the Company paid a $3.0 milestone to DRL, based on FDA acceptance of the Company’s NDA application for Emrosi, and in December of 2024 the Company paid a $15.0 million milestone payment to DRL, which was triggered by the November 1, 2024 FDA marketing approval of Emrosi. Upon the $15.0 million milestone payment, the assets related to Emrosi, including the NDA, regulatory documentation and intellectual property, transferred to the Company. Pursuant to the Emrosi Agreement, the Company may be required to pay additional contingent regulatory, commercial, and corporate-based milestone payments, totaling up to $150.0 million. Royalties ranging from ten percent to fourteen percent are payable on net sales of the product. Royalties are payable in each country until the last-to-expire patent in such country expires. Royalties are subject to a 50% reduction in the event that a generic competitor launches in an applicable country where the Company markets and sells the product.

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

party may terminate the Accutane Agreement for an uncured material breach by the other party or for certain bankruptcy or insolvency related events. The Company may also terminate the Accutane Agreement without cause upon 180 days written notice to DRL.

Other License Agreements:

Maruho License Agreement

On August 31, 2023, the Company entered into a license agreement (the “New License Agreement”) with Maruho Ltd., the Company’s exclusive licensing partner in Japan (“Maruho”). Under the terms of the New License Agreement, the Company granted an exclusive license to develop and commercialize Qbrexza for the treatment of primary axillary hyperhidrosis in the Territory. Prior to the date of the New License Agreement, the Company and Maruho were party to an existing exclusive amended and restated license agreement (the “First A&R License Agreement”), under which Maruho acquired exclusive license rights to Qbrexza in Japan.

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

Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza in the Territory, Maruho paid the Company a $19.0 million non-refundable upfront payment. (“the payment”). The Company accounted for the payment as “point-in-time” revenue as all performance obligations were satisfied at the time of the payment. The payment is reflected as other revenue within the Company’s Consolidated Statements of Operations. Maruho is also obligated to pay royalties to the Company related to sales of the product in the Territory equal to the corresponding rate payable by the Company to Dermira under the asset purchase agreement between Journey and Dermira.

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

Cutia License Agreement

In January 2022, as a part of the Vyne APA, the Company assumed a license agreement with Cutia Therapeutics (HK) Limited, a Hong Kong biopharmaceutical company with experience in developing pharmaceutical products in the greater China region (the “Cutia Agreement”). Pursuant to the agreement, Cutia was granted an exclusive license to obtain regulatory approval of and commercialize Amzeeq (topical 4% minocycline foam) and Zilxi (topical 1.5% minocycline foam) in mainland China, Taiwan, Hong Kong and Macau. The Company has agreed to supply the finished Licensed Products to Cutia for clinical and commercial use at an agreed price. On November 11, 2024, Cutia received marketing approval for topical 4% minocycline foam from the National Medical Products Administration (the “NMPA”) of the People’s Republic of China (the “PRC”). The approval triggered a $1.0 million dollar milestone payment to the Company. The $1.0 million dollar milestone payment was recorded as a component of other revenue in the Company’s December 31, 2024 Consolidated Statements of Operations on the approval date of November 11, 2024. See Note 16 below. The Company received the cash payment from Cutia of $1.0 million on January 2, 2025.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 6: FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2024
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,305	—	—	$20,305
Total	$20,305	$—	$—	$20,305

	December 31, 2023
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$27,439	$—	$—	$27,439
Total	$27,439	$—	$—	$27,439

The Company did not carry any level 2 or level 3 assets or liabilities at December 31, 2024 or December 31, 2023. No transfers occurred between level 1, level 2, and level 3 instruments during December 31, 2024 and 2023.

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

For the year ended December 31, 2024 and 2023, the Company recorded related party expenses to Fortress of less than $0.1 million and $0.1 million, respectively. The due to related party liability at December 31, 2024 and 2023, was $0.5 million and $0.2 million, respectively, and primarily relate to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

NOTE 8. ACCRUED EXPENSES

Accrued expenses for the years ended December 31, 2024 and 2023 consisted of the following:

	December 31,
($’s in thousands)	2024	2023
Accrued expenses and other short-term liabilities:
Accrued coupons and rebates	$6,200	$9,987
Accrued compensation	3,378	3,374
Return reserve	3,124	4,077
Accrued royalties payable	1,374	2,015
Accrued inventory in-transit and other costs	1,303	352
Accrued marketing and market access	1,185	—
Accrued legal, accounting and tax	413	185
Other	448	360
Total accrued expenses	$17,425	$20,350

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 9. INSTALLMENT PAYMENTS

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

NOTE 10. OPERATING LEASE OBLIGATIONS

The Company leases 3,801 square feet of office space in Scottsdale, Arizona. In July 2024, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease commenced on February 1, 2025 and expires on February 28, 2027.

The Company recorded rent expense as follows (dollars in thousands):

	For the Years Ended December 31,
	2024	2023
Operating lease cost	$98	$97
Variable lease cost	5	5
Total lease cost	$103	$102

The following table summarizes quantitative information about the Company’s operating leases (dollars in thousands):

	For the Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$102	$92
Weighted-average remaining lease term - operating leases	2.2	1.1
Weighted-average discount rate - operating leases	7.35%	6.25%

As of December 31, 2024, future payments of operating lease liabilities are as follows:

For the year ended December 31,	($’s in thousands)
2025	$94
2026	105
2027	18
Total lease payments	217
Less: present value discount	(16)
Total operating lease liabilities	$201

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 11. DEBT

The Company’s Debt obligations at December 31, 2024 and 2023 were as follows:

	December 31,	December 31,
($’s in thousands)	2024	2023

Principal balance	$25,000	$15,000
Plus: Exit fee	1,250	750
Less: Debt discount and fees	$(1,371)	$(1,128)
Net carry amount (Long-term)	$24,879	$14,622

SWK Long-Term Debt

On December 27, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with SWK. The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the closing date of the facility, the Company drew $15.0 million. On June 26, 2024, the Company drew the remaining $5.0 million under the Credit Facility. On July 9, 2024, the Company entered into an amendment (the “Amendment”) to the Credit Agreement with SWK. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment was contractually required to be drawn upon FDA approval of Emrosi, subject to the Company receiving approval on or before June 30, 2025. The Company received FDA approval for Emrosi on November 1, 2024 and the Company drew on the remaining $5.0 million on November 25, 2024.

Term loans under the Credit Facility mature on December 27, 2027, accrue interest which is payable quarterly in arrears and bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly.

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

Upon repayment in full of the Term Loans, the Company will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, the Company paid an origination fee of $0.2 million on the Closing Date and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. The Company is accreting the carrying value of the SWK Term Loan to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the SWK Term Loan for the fiscal year ended December 31, 2024 was 14.8%. The fair value of the debt approximates its carrying value.

The SWK Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of December 31, 2024, the Company was in compliance with the financial covenants under the SWK Credit Facility.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

As of December 31, 2024, the contractual maturities of the long-term debt, including the payment of the exit fee, are as follows (dollars in thousands):

Years ending December 31,	Term Loan
2025	$—
2026	7,500
2027	18,750
Total	26,250
Debt discount	(1,371)
Total, net	24,879
Current portion	—
Term-loan (long-term)	$24,879

NOTE 12. INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
Interest payments on term loans and LOC	$2,393	$989
Amortization/accretion	307	356
Imputed interest on acquired intangible assets	—	353
Total interest expense and financing fees	$2,700	$1,698

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

NOTE 14. STOCKHOLDERS’ EQUITY

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

NOTE 15. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2015 Stock Plan (the “Plan”) authorizing the Company to grant shares of Common Stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2024 Annual Meeting of Stockholders, held on June 25, 2024, the Company’s stockholders approved, among other matters, a second amendment to the Plan to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 10,642,857. At December 31, 2024 there were 2,806,824 shares available for issuance under the Plan.

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

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of December 31, 2024, 215,536 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
($’s in thousands)	2024	2023
Research and development	$508	$110
Selling, general and administrative	5,590	2,496
Total non-cash compensation expense related to share-based compensation included in operating expense	$6,098	$2,606

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Stock Options

The weighted-average key assumptions used in determining the fair value of options granted for the year ended December 31, 2024 are as follows:

2024
Risk-free interest rate	4.16%
Expected volatility	101.54%
Weighted average expected volatility	101.54%
Expected term (years)	6.7
Expected dividend yield	0%

The weighted average grant-date fair value of stock options issued during the year ended December 31, 2024 was $3.82 per share. The weighted average grant-date fair value of stock options issued during the year ended December 31, 2023 was $1.27 per share.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2024:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2023	2,769,869	$1.49	$3,441,146	4.53
Granted	25,000	4.57	—	—
Exercised	(122,510)	1.68	—	—
Forfeited	(174,108)	2.85	—	—
Expired	(26,306)	2.30	—	—
Outstanding options at December 31, 2024	2,471,945	$1.41	$6,191,995	3.20
Options vested and exercisable at December 31, 2024	2,073,853	$1.10	$5,839,953	2.29

For the years ended December 31, 2024 and 2023, the Company issued 122,510 and 82,300 shares, respectively, of Common Stock upon the exercise of outstanding stock options and received proceeds of $0.2 million and $0.1 million, respectively. For the years ended December 31, 2024 and 2023, approximately $0.3 million and $0.5 million, respectively, of stock option compensation cost was charged against operations. At December 31, 2024, the Company had unrecognized share-based compensation expense related to all unvested options of $0.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2024:

		Weighted
		average
	Number of	grant date
	units	Fair value
Unvested balance at December 31, 2023	1,306,923	$3.88
Granted	2,133,912	4.58
Vested	(1,058,374)	4.27
Forfeited	(42,500)	4.36
Unvested balance at December 31, 2024	2,339,961	$4.33

For the years ended December 31, 2024 and 2023 the Company issued 1,058,374 and 727,249 shares of Common Stock, respectively, upon the vesting of RSU’s amounting to $5.4 million and $2.9 million, respectively, in total aggregate fair market value. For the years ended December 31, 2024 and 2023, approximately $5.6 million and $2.0 million, respectively, of RSU compensation cost was charged against operations. At December 31, 2024 approximately 2,339,961 of RSU’s remained unvested and there was approximately $5.6 million of unrecognized compensation cost related to RSUs, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.

On July 9, 2024, the Board approved and adopted the Journey Medical Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), which is considered a non-qualified deferred compensation plan. As part of the Deferred Compensation Plan, the Company offers certain non-employee members of the Board (“Director Participants”) and select executive-level employees (the “Executive Participants”) the ability to defer up to 100% of the payment for services and annual bonuses, respectively, in the form of RSU’s. As of December 31, 2024, the Company had no outstanding deferred RSU’s.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant for the offering period beginning August 1, 2024 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (5.1%); expected term (0.5 years); expected volatility (96%); and an expected dividend yield (0%). The Company recorded $0.2 million of stock-based compensation under the 2023 ESPP for the year ended December 31, 2024. As of December 31, 2024, there was unrecognized stock-based compensation expense of approximately $9,026 related to the current ESPP offering period, which ends January 31, 2025.

NOTE 16. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products, Qbrexza®, Amzeeq®, Zilxi®, Accutane®, Exelderm®, Targadox®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Revenues by product are summarized as follows:

	Year Ended December 31,
($ in thousands)	2024	2023
Qbrexza®	$25,114	$25,410
Accutane®	19,407	20,168
Amzeeq®	5,009	6,201
Zilxi®	1,643	1,962
Other / legacy	3,961	5,921
Total product revenues	$55,134	$59,662

The Company recognized other revenue as follows:

	Year Ended December 31,
($in thousands)	2024	2023
Milestone payment from Cutia	$1,000	$—
Non-refundable upfront payment from Maruho	—	19,000
Royalties on sales of Rapifort® Wipes 2.5%	—	519
Total other revenue	$1,000	$19,519

Other revenue for the year ended December 31, 2024 reflects a $1.0 million milestone payment from Cutia triggered by the November 11, 2024 marketing approval Cutia received for topical 4% minocycline foam from the NMPA of the PRC. Other revenue for the year ended December 31, 2023 reflects a net $19.0 million payment from Maruho under the New License Agreement and $0.5 million in sales-based royalty payments based on the sales of Rapifort® Wipes 2.5% in Japan, from Maruho.

Significant Customers

As of December 31, 2024, one of the Company’s customers accounted for more than 10.0% of its total accounts receivable balance at 10.3%. As of December 31, 2023, one of the Company’s customers accounted for more than 10.0% of its total accounts receivable balance at 13.0%.

For the year ended December 31, 2024 and 2023, none of the Company’s customers accounted for more than 10.0% of its total gross product revenue.

NOTE 17. LOSS RECOVERY

In September 2021, the Company was the victim of a business email compromise cybersecurity incident that affected its accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. Upon discovery of the fraud, the Company retained third-party cybersecurity experts and reported the matter to the Federal Bureau of Investigation (the “FBI”). The Company recorded the loss as a separate component of operating expenses in its 2021 consolidated financial statements. After a series of investigations, the FBI was able to trace and seize a portion of the misappropriated funds. The Company received recovered funds of $4.6 million on December 4, 2024. The proceeds from the recovery were recorded and classified within the Company’s Consolidated Statements of Operations as a separate component of operating expenses, consistent with the initial recognition of the loss in 2021.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 18. INCOME TAXES

The components of the income tax provision are as follows:

	Years Ended December 31,
($’s in thousands)	2024	2023
Current:
Federal	$2	$34
State	58	187
Total current	60	221

Deferred:
Federal	(2,704)	(753)
State	(1,184)	(94)
Total deferred	(3,888)	(847)
Valuation allowance	3,889	847
Total income tax expense	$61	$221

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The significant components of the Company’s deferred tax assets consisted of the following:

	December 31,
($’s in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$6,814	$4,376
Amortization of license fees	5,670	5,603
R&D capitalization	4,714	3,312
Stock compensation	1,647	1,081
Lease liability	51	27
Reserve on sales return, discount and bad debt	2,471	3,566
Accruals and reserves	850	723
Tax credits	1,493	1,491
Business interest expense deduction limit	373	—
State taxes	10	—
Total deferred tax assets	24,093	20,179
Less: valuation allowance	(24,043)	(20,154)
Deferred tax assets, net	$50	$25

Deferred tax liability:
Right-of-use asset	(50)	(25)
Deferred tax assets, net	$—	$—

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

A reconciliation of the statutory tax rates and the effective tax rates is as follows:

	Years Ended December 31,
	2024	2023
Percentage of pre-tax income:
U.S. federal statutory income tax rate	21%	21%
State taxes, net of federal benefit	3%	(1)%
Non-deductible items	(2)%	(4)%
Provision to return	—%	(1)%
State tax adjustments	3%	(1)%
Change in valuation allowance	(28)%	(23)%
Share-based compensation	2%	(10)%
Tax credits	—%	13%
Effective income tax rate	(1)%	(6)%

As required by ASC 740, the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, the Company has determined that it is more likely than not that it will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $24.0 million at December 31, 2024. The valuation allowance increased by $3.9 million during the year ended December 31, 2024, primarily as a result of the increase in NOL carryforwards generated in the current period.

As of December 31, 2024, the Company had federal and state NOL carryforwards of approximately $25.2 million and $31.2 million, respectively. The Federal NOL carryforwards do not expire, but $25.8 million of the state NOL carryforwards expire if not utilized prior to 2043.

Utilization of the U.S. federal and state NOL carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has performed calculations through December 31, 2023 to support that its NOL carryovers are subject to limitations under section 382 (“382 Limitations”). Based on the analysis of the NOL carryovers subject to the 382 Limitations, the Company has concluded that the 382 Limitations would not prevent the Company from utilizing all of its NOL carryovers in 2023.

The Company is in the process of updating the study through December 31, 2024. As such, going-forward utilization of the net operating loss and credit carryforwards may be subject to an additional annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986.

At December 31, 2024 and 2023, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The Company is subject to U.S. federal and state taxes. As of December 31, 2024, the earliest federal tax year open for the assessment of income taxes under the applicable statutes of limitations is its 2020 tax year. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

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

The Company’s basic and diluted weighted-average number of common shares outstanding for years ended December 31, 2024 and 2023 were as follows:

	Year ended December 31,
	2024	2023
Basic and diluted	20,431,400	18,232,422
Potentially dilutive securities:
Unvested restricted stock units	2,339,961	1,306,923
Stock options	1,686,089	1,345,193
Total potentially dilutive securities	24,457,450	20,884,538

The Company’s Common Stock equivalents, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the years ended December 31, 2024 and 2023, as the effect would be to reduce the loss per share. Therefore, the weighted average Common Stock outstanding used to calculate both basic and diluted income loss per share is the same for the years ended December 31, 2024 and 2023.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 20. SEGMENT INFORMATION

The Company’s reportable segment net loss for the years ending December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
($in thousands)	2024	2023
Revenue	$56,134	$79,181
Less: Segment Expenses(1)
Cost of goods sold – (excluding amortization of acquired intangible assets)	20,879	22,893
Research and development	9,857	7,541
Selling, general and administrative
Employee related	14,765	19,190
Sales, operations, outside services and consulting	9,417	11,184
Marketing related	5,258	5,099
Stock compensation	5,590	2,498
Legal and administrative	2,230	2,066
Product compliance expense	1,632	1,803
Office and administrative	739	855
Other	573	1,215
Other segment items(2)	(134)	8,690
Segment expenses	70,806	83,034
Net loss	$(14,672)	$(3,853)

Reconciliation of net loss:
Adjustments and reconciling items	—	—
Net loss	$(14,672)	$(3,853)
(1)The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)Other segment items for the reportable segment include amortization of intangible assets, loss on impairment of intangible assets, loss recovery, interest income (expense), gain on extinguishment of debt, foreign exchange transaction losses and income tax expense.

NOTE 21. SUBSEQUENT EVENTS

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

Journey Medical Corporation
(Registrant)

Date: March 26, 2025	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2025	By:	/s/ Joseph Benesch
Joseph Benesch
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claude Maraoui	President, Chief Executive Officer and Director	March 26, 2025
Claude Maraoui	(Principal Executive Officer)

/s/ Lindsay A. Rosenwald, M.D.	Executive Chairman	March 26, 2025
Lindsay A. Rosenwald, M.D.

/s/ Joseph Benesch	Chief Financial Officer	March 26, 2025
Joseph Benesch	(Principal Financial Officer)

/s/ Neil Herskowitz	Director	March 26, 2025
Neil Herskowitz

/s/ Justin Smith	Director	March 26, 2025
Justin Smith

/s/ Miranda Toledano	Director	March 26, 2025
Miranda Toledano

/s/ Michael Pearce	Director	March 26, 2025
Michael Pearce