Form 10-Q
period 2025-03-31
Journey Medical Corp
filed 2025-05-15
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 15, 2025
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	17,295,769

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$21,070	$20,305
Accounts receivable, net of reserves	18,025	10,231
Inventory	12,496	14,431
Prepaid expenses and other current assets	2,395	3,212
Total current assets	53,986	48,179

Intangible assets, net	30,798	31,863
Operating lease right-of-use asset, net	178	199
Total assets	$84,962	$80,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,404	$16,050
Due to related party	399	528
Accrued expenses	23,011	17,425
Accrued interest	381	404
Income taxes payable	59	60
Term loan - short-term	1,875	—
Installment payments – licenses, short-term	—	625
Operating lease liability, short-term	93	83
Total current liabilities	40,222	35,175

Term loan - long-term, net of discount	23,105	24,879
Operating lease liability, long-term	94	118
Total liabilities	63,421	60,172

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 17,104,437 and 16,153,610 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	112,639	107,094
Accumulated deficit	(91,100)	(87,027)
Total stockholders' equity	21,541	20,069
Total liabilities and stockholders’ equity	$84,962	$80,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended
	March 31,
	2025	2024
Revenue:
Product revenue, net	$13,139	$13,030

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	4,790	6,002
Amortization of acquired intangible assets	1,065	814
Research and development	39	7,884
Selling, general and administrative	10,569	8,420
Total operating expenses	16,463	23,120
Loss from operations	(3,324)	(10,090)

Other expense (income)
Interest income	(149)	(217)
Interest expense	891	548
Foreign exchange transaction losses	7	21
Total other expense (income)	749	352
Loss before income taxes	(4,073)	(10,442)

Income tax expense	—	—
Net loss	$(4,073)	$(10,442)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.53)
Weighted average number of common shares:
Basic and diluted	22,611,040	19,757,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except for share and per share amounts)

Three-Month Period Ended March 31, 2025

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2024	16,153,610	$1	6,000,000	$1	$107,094	$(87,027)	$20,069
Share-based compensation	—	—	—	—	1,323	—	1,323
Exercise of stock options for cash	40,043	—	—	—	75	—	75
Issuance of common stock for vested restricted stock units	50,421	—	—	—	—	—	—
Issuance of common stock under ESPP	25,641	—	—	—	99	—	99
Issuance of common stock, ATM offering, net of issuance costs of $125	834,722	—	—	—	4,048	—	4,048
Net loss	—	—	—	—	—	(4,073)	(4,073)
Balance as of March 31, 2025	17,104,437	$1	6,000,000	$1	$112,639	$(91,100)	$21,541

Three-Month Period Ended March 31, 2024

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	13,323,952	$1	6,000,000	$1	$92,703	$(72,355)	$20,350
Share-based compensation	—	—	—	—	1,406	—	1,406
Exercise of stock options for cash	55,375	—	—	—	68	—	68
Issuance of common stock for vested restricted stock units	211,028	—	—	—	—	—	—
Issuance of common stock under ESPP	52,211	—	—	—	85	—	85
Issuance of common stock, ATM offering, net of issuance costs of $46	289,744	—	—	—	1,484	—	1,484
Net loss	—	—	—	—	—	(10,442)	(10,442)
Balance as of March 31, 2024	13,932,310	$1	6,000,000	$1	$95,746	$(82,797)	$12,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(4,073)	$(10,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	195	6
Amortization of debt discount	101	62
Amortization of acquired intangible assets	1,065	814
Amortization of operating lease right-of-use assets	21	22
Share-based compensation	1,323	1,406
Changes in operating assets and liabilities:
Accounts receivable	(7,989)	5,417
Inventory	1,935	(374)
Prepaid expenses and other current assets	817	1,011
Accounts payable	(1,646)	(2,806)
Due to related party	(129)	3
Accrued expenses	5,586	(317)
Accrued interest	(23)	219
Income tax payable	(1)	(16)
Lease liabilities	(14)	(24)
Net cash used in operating activities	(2,832)	(5,019)

Cash flows from financing activities
Proceeds from exercise of stock options	75	68
Proceeds from issuance of common stock, ATM offering, net of issuance costs	4,048	1,484
Issuance of common stock under ESPP	99	85
Payments of license installment note payable	(625)	—
Net cash provided by financing activities	3,597	1,637

Net change in cash	765	(3,382)
Cash at the beginning of the period	20,305	27,439
Cash at the end of the period	$21,070	$24,057

Supplemental disclosure of cash flow information:
Cash paid for interest	$813	$267
Cash paid for income taxes	$—	$—

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

As of March 31, 2025 and December 31, 2024, the Company is a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At March 31, 2025, the Company had $21.1 million in cash and cash equivalents as compared to $20.3 million of cash and cash equivalents at December 31, 2024, and working capital of $13.8 million at March 31, 2025, as compared to $13.0 million at December 31, 2024.

The Company relies primarily on cash on hand generated from sales of its pharmaceutical products to customers to fund its core operations. In addition, the Company has relied on the proceeds from its term loan Credit Facility (as defined below) with SWK Funding LLC (“SWK”), and its at-the-market sales program with B. Riley to meet additional capital and liquidity needs, specifically to fund the research and development and commercialization of Emrosi.

The Company regularly evaluates market conditions, its liquidity profile, and financing alternatives, including out-licensing arrangements for its products, to enhance its capital structure. The Company may seek to raise capital through debt or equity financings to expand its product portfolio and for other strategic initiatives, which may include sales of securities under either the Company’s shelf registration statement on Form S-3 (File No. 333 - 269079), which was declared effective by the SEC on January 26, 2023 (the “2022 Shelf”), or a new registration statement, or in an unregistered, exempt transaction.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring losses, primarily a result of the research and development costs associated with Emrosi, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period classification. The Company has historically included amortization of acquired intangible assets within costs of goods sold on the consolidated statement of operations. For the three months ended March 31, 2025 and 2024, “Costs of goods sold – product revenue” as presented in the consolidated statement of operations was disaggregated into “Costs of goods sold – (excluding amortization of acquired intangible assets)” and “Amortization of acquired intangible assets”. This presentation has been conformed for all previous periods presented and has no impact on previously reported financial results.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which reflects products for the treatment of dermatological conditions. The dermatological segment derives revenues from the sale of branded and authorized general prescription products that treat certain dermatological conditions. The Company's chief operating decision maker ("CODM") is its chief executive officer.

The CODM assesses performance for the dermatological segment and allocates resources based on consolidated net loss. The CODM uses net loss to monitor budget vs. actual results, which are presented quarterly, as well as evaluate performance and income generated in deciding how to reinvest profits. The accounting policies of the segment are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). See Note 18 for segment information.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the 2024 Form 10-K.

Recent Accounting Pronouncements

Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update is effective for annual periods beginning after December 15, 2024, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statement disclosures.

Not Yet Adopted

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

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	March 31,	December 31,
($’s in thousands)	2025	2024
Finished goods	$10,026	$11,381
Work-in-process	435	367
Raw Materials	2,808	3,196
Inventory at cost	13,269	14,944
Inventory reserves	(773)	(513)
Total inventories	$12,496	$14,431

NOTE 5. INTANGIBLE ASSETS

The Company’s finite-lived intangible assets consist of acquired intangible assets. The Company’s intangible assets as of March 31, 2025 and December 31, 2024 are summarized as follows:

	Estimated
	Useful Lives	March 31,	December 31,
($’s in thousands)	(Years)	2025	2024
Intangible assets - product licenses	3-15	$52,925	$52,925
Accumulated amortization		(18,984)	(17,919)
Accumulated impairment loss		(3,143)	(3,143)
Total intangible assets		$30,798	$31,863

The Company’s amortization expense for the three-month periods ended March 31, 2025 and 2024 was $1.1 million and $0.8 million, respectively.

Future amortization of the Company’s intangible assets is as follows:

For the years ended	Total Amortization
Remainder of 2025	$3,192
December 31, 2026	3,471
December 31, 2027	2,775
December 31, 2028	2,595
December 31, 2029	2,595
Thereafter	12,228
Subtotal	26,856
Asset not yet placed in service	3,942
Total	$30,798

NOTE 6. LICENSES ACQUIRED

Assets and Licenses Acquired:

EmrosiTM

On June 29, 2021, the Company entered a license, collaboration, and assignment agreement with Dr. Reddy’s Laboratories, Ltd. (“DRL”) to obtain the global rights for the development and commercialization of EmrosiTM ("Emrosi"), a late - stage development modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea (the "Emrosi Agreement"). The Company acquired global rights to Emrosi, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets, namely in Armenia, Azerbaijan, Belarus, Brazil, Georgia, India, Kazakhstan, Kyrgyzstan, Moldova, the People’s Republic of China, Russia, Taiwan, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Pursuant to the Emrosi Agreement, the Company made an upfront payment of $10.0 million. In addition, the Company made two developmental milestone payments in 2024. In April 2024, the Company made a $3.0 million milestone payment to DRL, based on FDA acceptance of the Company’s NDA application for Emrosi, and in December of 2024, the Company made a $15.0 million milestone payment to DRL, which was triggered by the November 1, 2024 FDA marketing approval of Emrosi. Upon the $15.0 million milestone payment, the assets related to Emrosi, including the NDA, regulatory documentation and intellectual property, transferred to the Company. Pursuant to the Emrosi Agreement, the Company may be required to make additional contingent regulatory, commercial, and corporate-based milestone payments to DRL, totaling up to $150.0 million. Royalties ranging from ten percent to fourteen percent are payable on net sales of the product. Royalties are payable in each country until the last-to-expire patent in such country expires. Royalties are subject to a 50% reduction in the event that a generic competitor launches in an applicable country where the Company markets and sells the product.

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

Other License Agreements:

Maruho License Agreement

On August 31, 2023, the Company entered into a license agreement (the “New License Agreement”) with Maruho Ltd., the Company’s exclusive licensing partner in Japan (“Maruho”). Under the terms of the New License Agreement, the Company granted an exclusive license to develop and commercialize Qbrexza for the treatment of primary axillary hyperhidrosis in Korea and certain other Asian countries. Prior to the date of the New License Agreement, the Company and Maruho were party to an existing exclusive amended and restated license agreement (the “First A&R License Agreement”), under which Maruho acquired exclusive license rights to Qbrexza in Japan.

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

Cutia License Agreement

In January 2022, as a part of the Vyne APA, the Company assumed a license agreement with Cutia Therapeutics (HK) Limited, a Hong Kong biopharmaceutical company with experience in developing pharmaceutical products in the greater China region (the “Cutia Agreement”). Pursuant to the agreement, Cutia was granted an exclusive license to obtain regulatory approval of and commercialize Amzeeq (topical 4% minocycline foam) and Zilxi (topical 1.5% minocycline foam) in mainland China, Taiwan, Hong Kong and Macau. The Company has agreed to supply the finished Licensed Products to Cutia for clinical and commercial use at an agreed price. On November 11, 2024, Cutia received marketing approval for topical 4% minocycline foam from the National Medical Products Administration (the “NMPA”) of the People’s Republic of China (the “PRC”). The approval triggered a $1.0 million milestone payment to the Company. The $1.0 million milestone payment was recorded as a component of other revenue on the approval date of November 11, 2024, in the Consolidated Statements of Operations included in the Company’s 2024 Form 10-K. The Company received the cash payment from Cutia of $1.0 million on January 2, 2025.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2025
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$21,070	$—	$—	$21,070
Total	$21,070	$—	$—	$21,070

	December 31, 2024
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,305	$—	$—	$20,305
Total	$20,305	$—	$—	$20,305

The Company did not carry any level 2 or level 3 assets or liabilities at March 31, 2025 or December 31, 2024. No transfers occurred between level 1, level 2, and level 3 instruments during the three-month periods ended March 31, 2025 and 2024.

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

For the three-month periods ended March 31, 2025 and 2024, the Company recorded related party expenses to Fortress of approximately $11,703 and $9,361, respectively. The due to related party liability at March 31, 2025 and December 31, 2024 was $0.4 million and $0.5 million, respectively, and primarily relate to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

Fortress Income Tax

At March 31, 2025, 42.68% of all classes of the Company’s outstanding common stock was owned by Fortress. Prior to the Company’s initial public offering of securities in 2021, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states.” These jurisdictions generally require corporations engaged in unitary business and meet the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 16 below for a discussion of income taxes.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
($’s in thousands)	2025	2024
Accrued expenses:
Accrued coupons and rebates	$12,869	$6,200
Accrued compensation	3,847	3,378
Return reserve	2,601	3,124
Accrued royalties payable	1,406	1,374
Accrued inventory	170	1,303
Accrued marketing and market access	728	1,185
Accrued legal, accounting and tax	670	413
Other	720	448
Total accrued expenses	$23,011	$17,425

NOTE 10. OPERATING LEASE OBLIGATIONS

The Company leases 3,801 square feet of office space in Scottsdale, Arizona. In July 2024, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease commenced on February 1, 2025 and expires on February 28, 2027.

The Company recorded lease expense as follows:

	Three-Month Periods Ended
	March 31,
($’s in thousands)	2025	2024
Operating lease cost	$25	$24
Variable lease cost	1	1
Total lease cost	$26	$25

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended
	March 31,
($’s in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$17	$25
Weighted-average remaining lease term - operating leases	1.9	0.8
Weighted-average discount rate - operating leases	7.35%	6.25%

As of March 31, 2025, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

$’s in thousands
Remainder of 2025	$77
2026	105
2027	18
Total lease payments	200
Less: present value discount	(13)
Total operating lease liabilities	$187

NOTE 11. DEBT

The Company’s debt obligations at March 31, 2025 and December 31, 2024 were as follows:

	March 31,	December 31,
($’s in thousands)	2025	2024

Short-term portion of principal balance	$1,875	$—
Long-term portion of principal balance	23,125	25,000
Principal balance	$25,000	$25,000
Plus: Exit fee	1,250	1,250
Less: Debt discount and fees	$(1,270)	$(1,371)
Net carry amount	$24,980	$24,879

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

Term loans under the Credit Facility (“Term Loans”) mature on December 27, 2027, accrue interest which is payable quarterly in arrears and bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly.

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

The Company may at any time prepay the outstanding principal balance of the Term Loans in whole or in part. Prepayment of the Term Loans is subject to payment of a prepayment premium equal to (i) 1% of the Term Loans prepaid if the Term Loans are prepaid on or after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date, or (ii) 0% if prepaid thereafter.

Upon repayment in full of the Term Loans, the Company will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, the Company paid an origination fee of $0.2 million on the closing date of the Credit Facility and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. The Company is accreting the carrying value of the Term Loans to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the Term Loans as of March 31, 2025 was 14.6%. The fair value of the debt approximates its carrying value.

The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of March 31, 2025, the Company was in compliance with the financial covenants under the Credit Facility.

As of March 31, 2025, the contractual maturities of the long-term debt, including the payment of the exit fee, are as follows (dollars in thousands):

Years ending December 31,	Term Loan
Remainder of 2025	$—
2026	7,500
2027	18,750
Total	26,250
Debt discount	(1,270)
Total, net	24,980
Current portion	(1,875)
Term-loan (long-term)	$23,105

NOTE 12: INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three-Month Periods Ended March 31,
($’s in thousands)	2025	2024
Interest on term loans and LOC	$789	$486
Amortization/Accretion	102	62
Total Interest expense and financing fees	$891	$548

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

NOTE 14. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant shares of common stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2024 Annual Meeting of Stockholders, held on June 24, 2024, the Company’s stockholders approved, among other matters, a second amendment to the Plan to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 10,642,857. At March 31, 2025 there were 2,825,574 shares available for issuance under the Plan.

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

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of March 31, 2025, 189,895 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Periods Ended March 31,
($’s in thousands)	2025	2024
Research and development	$—	$145
Selling, general and administrative	1,323	1,261
Total non-cash compensation expense related to share-based compensation included in operating expense	$1,323	$1,406

Stock Options

The following table summarizes the Company’s stock option activities:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2024	2,471,945	$1.41	$6,191,995	3.20
Granted	—	—	—	—
Exercised	(40,043)	1.87	—	—
Forfeited	(7,500)	4.57	—	—
Expired	(1,250)	4.57	—	—
Outstanding options at March 31, 2025	2,423,152	$1.39	$10,921,661	2.96
Options vested and exercisable at March 31, 2025	2,035,685	$1.08	$9,809,890	2.07

For the three-month periods ended March 31, 2025 and 2024, approximately $57,000 and $73,000, respectively, of stock option compensation expense was charged against operations. For the three-month periods ended March 31, 2025 and 2024, the Company issued 40,043 and 55,375 shares of common stock upon the exercise of outstanding stock options, respectively, and received proceeds of $74,886 and $67,514, respectively. At March 31, 2025, the Company had unrecognized stock-based compensation expense related to all unvested options of $0.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2025. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock Units

The following table summarizes the activity related to the Company’s RSUs for the three-month period ended March 31, 2025:

		Weighted
	Number of	average grant
	units	date Fair value
Unvested balance at December 31, 2024	2,339,961	$4.33
Granted	—	—
Vested	(50,421)	4.35
Forfeited	(10,000)	3.90
Unvested balance at March 31, 2025	2,279,540	$4.33

For the three-month periods ended March 31, 2025 and 2024, approximately $1.2 million and $1.3 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the three-month periods ended March 31, 2025 and 2024 the Company issued 50,421 and 211,028 shares of common stock, respectively, upon vesting of RSU’s amounting to $0.2 million and $0.8 million, respectively, in total aggregate fair market value. At March 31, 2025, 2,279,540 RSUs remained unvested and there was approximately $4.3 million of unrecognized compensation cost related to restricted stock which the Company expects to recognize over a weighted-average period of approximately 1.6 years.

On July 9, 2024, the Board approved and adopted the Journey Medical Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), which is considered a non - qualified deferred compensation plan. As part of the Deferred Compensation Plan, the Company offers certain non - employee members of the Board (“Director Participants”) and select executive - level employees (the “Executive Participants”) the ability to defer up to 100% of the payment for services and annual bonuses, respectively, in the form of RSUs. As of March 31, 2025, the executive participants deferred 61,621 shares of Journey Medical Inc. common stock upon the vesting of RSU's.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant for the offering period beginning February 1, 2025 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (4.3%); expected term (0.5 years); expected volatility (70.1%); and an expected dividend yield (0%). The Company recorded $25,387 of stock-based compensation under the 2023 ESPP for the three-month period ended March 31, 2025. As of March 31, 2025, there was unrecognized stock-based compensation expense of $34,415 related to the current ESPP offering period, which ends July 31, 2025.

NOTE 15. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products: EmrosiTM, Qbrexza®, Amzeeq®, Zilxi®, Accutane®, Exelderm®, Targadox®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

Revenues by product are summarized as follows:

	Three-Month Periods Ended March 31,
($ in thousands)	2025	2024
EmrosiTM	$2,070	$—
Qbrexza®	5,161	5,017
Accutane®	3,655	5,819
Amzeeq®	1,100	755
Zilxi®	426	273
Other / legacy	727	1,166
Total product revenues	$13,139	$13,030

Significant Customers

For the three-month periods ended March 31, 2025 and 2024 there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At March 31, 2025, none of the Company’s customers accounted for more than 10% of its total accounts receivable balance. At December 31, 2024, one of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 10.3%.

NOTE 16. INCOME TAXES

	Three-Month Periods Ended
	March 31,
($ in thousands)	2025	2024
Net Income (loss) before income taxes	$(4,073)	$(10,442)
Provision (benefit) for Income	—	—
Effective tax rate	0.0%	0.0%

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of March 31, 2025.

As of March 31, 2025, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

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

The Company’s basic and diluted weighted-average number of common shares outstanding for the three-month periods ended March 31, 2025 and 2024 were as follows:

	Three-Month Periods Ended March 31,
	2025	2024
Basic and diluted	22,611,040	19,757,449
Potentially dilutive securities:
Unvested restricted stock units	2,279,540	1,973,395
Stock options	1,687,854	1,624,382
Total potentially dilutive securities	3,967,394	3,597,777

The Company’s potentially dilutive securities, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three-month periods ended March 31, 2025, and 2024, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income loss per share is the same for the three-month periods ended March 31, 2025 and 2024.

NOTE 18. SEGMENT INFORMATION

The Company’s reportable segment net loss for the three months ending March 31, 2025 and 2024 consisted of the following:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Revenue	$13,139	$13,030
Less: Segment Expenses(1)
Cost of goods sold – (excluding amortization of acquired intangible assets)	4,790	6,002
Research and development	39	7,884
Selling, general and administrative
Employee related	4,031	3,701
Sales, operations, outside services and consulting	3,078	1,941
Marketing related	1,057	352
Stock compensation	1,323	1,261
Legal and administrative	513	440
Product compliance expense	275	411
Office and administrative	226	187
Other	66	125
Other segment items(2)	1,814	1,168
Segment expenses	17,212	23,472
Net loss	$(4,073)	$(10,442)

Reconciliation of net loss:
Adjustments and reconciling items	—	—
Net loss	$(4,073)	$(10,442)
(1)The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	Other segment items for the reportable segment include amortization of intangible assets, interest income (expense), foreign exchange transaction losses and income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

●	the fact that our products and product candidates are subject to time and cost intensive regulation and clinical testing and as a result, may never be successfully developed or commercialized;
●	a substantial portion of our sales derive from products that are without patent protection and/or are or may become subject to third-party generic competition, the introduction of new competitor products, or an increase in market share of existing competitor products, any of which could have a significant adverse impact on our operating income;
●	we operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations;
●	our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results;
●	competition could limit our products’ commercial opportunity and profitability, including competition from manufacturers of generic versions of our products;
●	the risk that our products do not achieve broad market acceptance, including by government and third-party payors;
●	our reliance third parties for several aspects of our operations;
●	our dependence on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful;
●	the dependence of the success of our business, including our ability to finance our company and generate additional revenue, on the successful commercialization of EmrosiTM and the successful development, regulatory approval and commercialization of any future product candidates that we may develop, in-license or acquire;
●	clinical drug development is very expensive, time consuming, and uncertain and our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates;
●	our competitors could develop and commercialize products similar or identical to ours;
●	risks related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity;
●	the effects of major public health issues, epidemics or pandemics on our product revenues and any future clinical trials;
●	our potential need to raise additional capital;
●	the substantial doubt expressed about our ability to continue as a going concern;
●	Fortress controls a voting majority of our common stock, which could be detrimental to our other shareholders; and

●	the risks described under the section titled “Risk Factors” in Item 1A below and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

Recent Corporate Highlights

On November 1, 2024, the FDA approved EmrosiTM (Minocycline Hydrochloride Extended Release Capsules, 40 mg), formerly referred to as DFD-29 (“Emrosi”), for the treatment of inflammatory lesions of rosacea in adults. Emrosi was developed by Journey in collaboration with Dr. Reddy’s Laboratories, Ltd. (“DRL”). Our initial supply became available in March 2025. In addition, the initial distribution of Emrosi to pharmacies is ongoing and the first Emrosi prescriptions have been filled. We began sales promotion of Emrosi in April 2025, and are commercializing Emrosi in the U.S. with our existing commercial team.

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

For a discussion of our critical accounting estimates, see the section of the 2024 Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.” There were no material changes in our critical accounting estimates or accounting policies from December 31, 2024.

Accounting Pronouncements

During the three-month period ended March 31, 2025, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2024 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended March 31, 2025 and 2024:

Comparison of the Three-Month Periods Ended March 31, 2025 and 2024

	Three-Month Periods Ended March 31,		Change
($ in thousands, except per share data)	2025	2024	$	%
Revenue:
Product revenue, net	$13,139	$13,030	$109	1%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	4,790	6,002	(1,212)	-20%
Amortization of acquired intangible assets	1,065	814	251	31%
Research and development	39	7,884	(7,845)	-100%
Selling, general and administrative	10,569	8,420	2,149	26%
Total operating expenses	16,463	23,120	(6,657)	-29%
Loss from operations	(3,324)	(10,090)	6,766	-67%

Other expense (income)
Interest income	(149)	(217)	68	-31%
Interest expense	891	548	343	63%
Foreign exchange transaction losses	7	21	(14)	-67%
Total other expense (income)	749	352	397	113%
Loss before income taxes	(4,073)	(10,442)	6,369	-61%
Income tax expense	—	—	—	0%
Net loss	$(4,073)	$(10,442)	6,369	-61%

Revenues

The following table reflects our net product revenue for the three-month periods ended March 31, 2025 and 2024:

	Three-Month Periods Ended
	March 31		Change
($ in thousands)	2025	2024	$	%
EmrosiTM	$2,070	$—	$2,070	100%
Qbrexza®	5,161	5,017	144	3%
Accutane®	3,655	5,819	(2,164)	-37%
Amzeeq®	1,100	755	345	46%
Zilxi®	426	273	153	56%
Other / legacy	727	1,166	(439)	-38%
Total net product revenue	$13,139	$13,030	$109	1%

Total net product revenues of $13.1 million for the first quarter of 2025 were consistent with $13.0 million of net product revenues for the first quarter of 2024. The first quarter of 2025 includes $2.0 million of incremental net product revenue related to the U.S. commercial launch of Emrosi™, offset by a decrease in Accutane, as a result of lower sales volume driven by recent market competition. Our Legacy products decreased by $0.4 million mainly due to continued generic competition for Targadox.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2025 and 2024, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2024	$3,124	$1,750	$3,717	$733	$9,324
Current provision related to sales in the current period	(249)	27,415	5,431	1,410	34,007
Checks/credits issued to third parties	(274)	(20,497)	(5,708)	(1,382)	(27,861)
Balance as of March 31, 2025	$2,601	$8,668	$3,440	$761	$15,470

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2023	$4,077	$3,444	$5,210	$1,386	$14,117
Current provision related to sales in the current period	128	18,742	4,721	1,981	25,572
Checks/credits issued to third parties	(1,399)	(19,429)	(6,486)	(2,429)	(29,743)
Balance as of March 31, 2024	$2,806	$2,757	$3,445	$938	$9,946

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $15.5 million at March 31, 2025, compared to $9.9 million at March 31, 2024, an increase of $5.5 million. The increase is due to the coupon rebate allowance related to the launch and commercialization of Emrosi.

Cost of Goods Sold - (excluding amortization of acquired intangible assets)

Cost of goods sold - (excluding amortization of acquired intangible assets) decreased by $1.2 million, or 20%, to $4.8 million for the three-month period ended March 31, 2025, from $6.0 million for the three-month period ended March 31, 2024, due to lower overall product cost of goods related to product sales mix, driven mainly by the decrease in Accutane revenue.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.3 million, or 31%, to $1.1 million for the three-month period ended March 31, 2025, from $0.8 million for the three-month period ended March 31, 2024, driven by the addition of the Emrosi acquired intangible asset upon our payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

Research and Development

Research and development costs were nil in the first quarter of 2025, compared to $7.9 million in the first quarter of 2024. The first quarter of 2024 includes Emrosi pre-approval project expenses, milestones and fees.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2.2 million, or 26%, to $10.6 million for the three-month period ended March 31, 2025, from $8.4 million for the three-month period ended March 31, 2024. The increase is primarily due to the incremental operational activities related to the launch and commercialization of Emrosi.

Interest Expense, net

Interest expense, net increased by $0.4 million, to $0.7 million for the three-month period ended March 31, 2025, from $0.3 million for the three-month period ended March 31, 2024. The increase is primarily attributable to a higher principal balance outstanding under the Credit Agreement with SWK (each as defined below) during the three-months ended March 31, 2025 of $25.0 million as compared to $15.0 million during the three-months ended March 31, 2024.

Liquidity and Capital Resources

At March 31, 2025, we had $21.1 million in cash and cash equivalents as compared to $20.3 million of cash and cash equivalents at December 31, 2024, and working capital of $13.8 million at March 31, 2025, compared to $13.0 million at December 31, 2024.

We rely primarily on cash on hand generated from the sales of our pharmaceutical products to our customers to fund our core operations. In addition, we have relied on the proceeds from our term loan Credit Facility (as defined below) with SWK (as defined below) and our at-the-market sales program with B. Riley to meet additional capital and liquidity needs, specifically to fund the research and development and commercialization of Emrosi.

We regularly evaluate market conditions, our liquidity profile, and financing alternatives, including out-licensing arrangements for our products, to enhance our capital structure. We may seek to raise capital through debt or equity financings, to expand our product portfolio, and for other strategic initiatives, which may include sales of securities under either our 2022 Shelf (as defined below) or a new registration statement. Additionally, as a result of recurring losses, primarily a result of the research and development costs associated with Emrosi, substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

Sources of Liquidity

SWK Credit Facility

On December 27, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”). The Credit Agreement originally provided for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the closing date, we drew $15.0 million. On June 26, 2024, we drew the remaining $5.0 million under the Credit Facility. Loans under the Credit Facility (the “Term Loans”) mature on December 27, 2027, and bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments began in February 2024 and are paid quarterly. Beginning in February 2026, we are required to repay a portion of the outstanding principal of the Term Loans quarterly in an amount equal to 7.5% of the principal amount of funded Term Loans.

On July 9, 2024, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment was contractually required to be drawn upon FDA approval of Emrosi, subject to us receiving approval on or before June 30, 2025. The FDA approved Emrosi on November 1, 2024, and we subsequently drew the remaining $5.0 million. The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all of our assets. As of March 31, 2025, we were in compliance with the financial covenants under the Credit Facility.

At-the-Market Offering

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “2022 Shelf”), which was declared effective by the Securities and Exchange Commission on January 26, 2023. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units. In connection with the 2022 Shelf, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) relating to shares of the Company’s common stock with B. Riley Securities, Inc. We may offer and sell up to 4,900,000 shares of our common stock, from time to time, under the Sales Agreement. During the three-months ended March 31, 2025, we issued and sold 834,722 shares of common stock under the 2022 Shelf, generating net proceeds of $4.1 million. At March 31, 2025, 1,752,265 shares remain available for issuance under the Sales Agreement.

Cash Flows for the Three-Month Periods Ended March 31, 2025 and 2024

	Three-Month Periods Ended March 31,		Increase
($’s in thousands)	2025	2024	(Decrease)
Net cash used in operating activities	$(2,832)	$(5,019)	$2,187
Net cash provided by (used in) investing activities	—	—	—
Net cash provided by financing activities	3,597	1,637	1,960
Net change in cash and cash equivalents	765	(3,382)	4,147

Operating Activities

Net cash flows used in operating activities for the three-month period ended March 31, 2025 decreased by $2.2 million, to $2.8 million, from net cash flows used by operating activities of $5.0 million for the three-month period ended March 31, 2024. The decrease was driven primarily by the decrease in our net loss period-to-period, offset by changes in net working capital compared to the first quarter of 2024 primarily attributable to an increase in accounts receivable related to the launch of Emrosi.

Financing Activities

Net cash flows provided by financing activities for the three-month period ended March 31, 2025 increased by $2.0 million, to $3.6 million, from $1.6 million of cash flows provided by financing activities for the three-month period ended March 31, 2024. The increase is driven primarily by the net proceeds from issuances of common stock under our ATM program.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant currently include the following:

●	We are required to make regular payments under the SWK Credit Facility. Based on the amount currently outstanding under the SWK facility and current interest rates, and assuming we do not make further draws under the SWK facility, we expect to make the following payments:

	Payments by Period
		Remainder of
	Total	2025	2026	2027

	($'s in thousands)
Interest	$7,322	$2,816	$2,745	$1,761
Principal	25,000	—	7,500	17,500
Exit fee	1,250	—	—	1,250
Total	$33,572	$2,816	$10,245	$20,511

●	We are contractually obligated to pay certain milestone and sales-based royalty payments to the counterparties of our license and product acquisition agreements. Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We have disclosed below and under the heading “Risk Factors” in the 2024 Form 10-K a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider these Risk Factors and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

The Company’s business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

Recently there have been significant changes to United States trade policies, sanctions and tariffs, including, but not limited to, trade policies and tariffs affecting products imported from outside of the U.S. that could have negative impacts on our business operations. In this respect, on February 1, 2025, the U.S. government imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and imposed substantial additional blanket tariffs on imports from China. In April 2025, the U.S. government announced additional 10% blanket tariffs on all imported goods. On April 14, 2025, the U.S. Department of Commerce Bureau of Industry and Security launched an investigation into the effects on U.S. national security as a result of imports of pharmaceuticals and pharmaceutical ingredients, and on May 5, 2025, the U.S. government announced plans to impose tariffs on pharmaceutical imports to the U.S. Historically, tariffs have led to increased trade and political tensions between the U.S. and other countries in the international community. In response to the U.S. tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Currently, we import a large portion of our finished products from countries outside of the U.S., including, most significantly, from India. These tariffs or any new or additional tariffs on goods imported to the U.S. from India, or other countries, could increase the cost of sourcing of our products and therefore reduce our margins, reduce our net sales and/or cause us to increase prices. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales, overall business and results of operations. The impact of any adopted, new or proposed tariffs, trade restrictions or domestic sourcing requirements on our business is subject to a number of factors that we cannot predict, including, but not limited to, the scope, nature, amount, effective date and duration of any such measures. Such tariffs, trade restrictions or domestic sourcing requirements, if implemented, could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act”), was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. We expect that changes to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, may result in more rigorous coverage criteria and in additional downward pressure on the price that can be charged for drug products. In addition, on May 12, 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, the Department of Health and Human Services, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional federal, state and foreign healthcare reform measures will be adopted in the future.

The implementation of any of the cost containment measures or other healthcare reforms discussed above may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for drugs. It is uncertain whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such may be. In addition, increased Congressional scrutiny of the FDA’s approval process, as well as staffing cuts effected at the FDA in early 2025, may significantly delay or prevent marketing approval, and the industry could become subject to more stringent product labeling and post-marketing testing and other requirements, any of which could have a material adverse impact on the development and commercialization of drug products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not sold any equity securities in transactions that were not registered under the Securities Act, and neither we nor our affiliates have purchased any equity securities issued by us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Employment Agreements

Joseph Benesch

On May 15, 2025, we entered into a second amended and restated employment agreement (the “Benesch Employment Agreement”) with our Chief Financial Officer, Joseph Benesch, pursuant to which he will receive: (i) an annualized base salary of $318,270; (ii) eligibility to receive a cash bonus target of 40% of his base salary based on the Company’s performance and his individual performance on behalf of the Company; (iii) eligibility to participate in the Company’s 2015 Stock Plan, as amended, and related equity grant agreements; (iv) eligibility to receive additional equity awards based upon the Company’s performance, his individual performance on behalf of the Company and such other factors as the Board may determine; and (v) eligibility to participate in such other benefits as are generally made available to similarly situated senior executive employes of the Company.

The Benesch Employment Agreement provides Mr. Benesch with severance benefits upon certain terminations of employment, as described below. In each case, the severance benefits are conditioned upon Mr. Benesch’s execution and non-revocation of a release of claims against the Company.

Termination Without Cause; Resignation for Good Reason. If the Company terminates Mr. Benesch’s employment without “cause” or Mr. Benesch resigns for “good reason” (as such terms are defined in the Benesch Employment Agreement) he will receive: (i) his base salary for a period of twelve (12) months beginning on the sixtieth (60th) day following the termination of his employment with the Company and (ii) if timely elected, the premiums necessary to continue health insurance coverage under COBRA for twelve (12) months or until Mr. Benesch becomes eligible for group health insurance coverage under another employer’s plan, whichever occurs first.

Termination due to Change in Control Event. If Mr. Benesch’s terminates three (3) months prior to, upon or following the occurrence of a Change in Control (as defined in the Benesch Employment Agreement) by the Company (or its successor) without “cause” or by Mr. Benesch for “good reason” (as such terms are defined in the Benesch Employment Agreement), then, provided that within forty-five (45) days after the date of termination he has executed a release, he will receive: (i) a lump sum severance payment equal to his annual base salary and target bonus; (ii) continued participation in the Executive group health benefits for a period of twelve (12) months following the date of termination; (iii) his prorated Target Bonus; (iv) any accrued by unpaid Target Bonus earned prior to the date of his termination; and (v) any expense reimbursement amounts owed by the Company. Additionally, on the date of his termination (x) any restricted stock awards outstanding on the date of his termination shall become fully-vested and non-forfeitable as of the date of his termination and (y) any stock options outstanding on the date of his termination shall become fully-vested and, provided that such stock options are not cancelled and cashed-out in connection with the Change in Control, shall remain exercisable for twelve (12) months following the date of his termination (or, if earlier, the normal expiration date of such stock options).

Item 6. Exhibits

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of Journey Medical Corporation, filed as Exhibit 3.1 to Form 10-K, filed on March 26, 2025 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
10.1	Amended and Restated Employment Agreement with Ramsey Alloush, dated March 31, 2025.**
10.2	Second Amended and Restated Employment Agreement with Joseph Benesch, dated May 15, 2025.**
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2025.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2025.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2025.***
32.2	Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2025.***
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**   Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: May 15, 2025	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Joseph Benesch
Joseph Benesch
Chief Financial Officer
(Principal Financial Officer)