Form 10-Q
period 2025-06-30
Journey Medical Corp
filed 2025-08-12
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of August 11, 2025
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	18,378,186

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$20,293	$20,305
Accounts receivable, net of reserves	15,644	10,231
Inventory	12,852	14,431
Prepaid expenses and other current assets	2,479	3,212
Total current assets	51,268	48,179

Intangible assets, net	29,734	31,863
Operating lease right-of-use asset, net	156	199
Total assets	$81,158	$80,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,754	$16,050
Due to related party	840	528
Accrued expenses	22,554	17,425
Accrued interest	416	404
Income taxes payable	71	60
Term loan - short-term	3,750	—
Installment payments – licenses, short-term	—	625
Operating lease liability, short-term	96	83
Total current liabilities	40,481	35,175

Term loan, long-term, net of debt discount	21,362	24,879
Operating lease liability, long-term	69	118
Total liabilities	61,912	60,172

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 17,471,835 and 16,153,610 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	114,140	107,094
Accumulated deficit	(94,896)	(87,027)
Total stockholders’ equity	19,246	20,069
Total liabilities and stockholders’ equity	$81,158	$80,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$15,009	$14,855	$28,148	$27,885

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	4,939	5,727	9,729	11,728
Amortization of acquired intangible assets	1,064	814	2,129	1,629
Research and development	—	913	39	8,797
Selling, general and administrative	11,882	10,328	22,451	18,748
Total operating expenses	17,885	17,782	34,348	40,902
Loss from operations	(2,876)	(2,927)	(6,200)	(13,017)

Other expense (income)
Interest income	(138)	(161)	(287)	(378)
Interest expense	937	563	1,828	1,111
Foreign exchange transaction losses	61	32	68	53
Total other expense (income)	860	434	1,609	786
Loss before income taxes	(3,736)	(3,361)	(7,809)	(13,803)

Income tax expense	60	—	60	—
Net loss	$(3,796)	$(3,361)	$(7,869)	$(13,803)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.17)	$(0.34)	$(0.69)
Weighted average number of common shares:
Basic and diluted	23,290,806	19,993,858	22,952,801	19,875,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except for share and per share amounts)

Six-Month Period Ended June 30, 2025

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2024	16,153,610	$1	6,000,000	$1	$107,094	$(87,027)	$20,069
Share-based compensation	—	—	—	—	2,659	—	2,659
Exercise of stock options for cash	133,703	—	—	—	240	—	240
Issuance of common stock for vested restricted stock units	324,159	—	—	—	—	—	—
Issuance of common stock under ESPP	25,641	—	—	—	99	—	99
Issuance of common stock, ATM offering, net of issuance costs of $125	834,722	—	—	—	4,048	—	4,048
Net loss	—	—	—	—	—	(7,869)	(7,869)
Balance as of June 30, 2025	17,471,835	$1	6,000,000	$1	$114,140	$(94,896)	$19,246

Three-Month Period Ended June 30, 2025

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31, 2025	17,104,437	$1	6,000,000	$1	$112,639	$(91,100)	$21,541
Share-based compensation	—	—	—	—	1,336	—	1,336
Exercise of stock options for cash	93,660	—	—	—	165	—	165
Issuance of common stock for vested restricted stock units	273,738	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,796)	(3,796)
Balance as of June 30, 2025	17,471,835	$1	6,000,000	$1	$114,140	$(94,896)	$19,246

Six-Month Period Ended June 30, 2024

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	13,323,952	$1	6,000,000	$1	$92,703	$(72,355)	$20,350
Share-based compensation	—	—	—	—	3,080	—	3,080
Exercise of stock options for cash	70,044	—	—	—	99	—	99
Issuance of common stock for vested restricted stock units	282,195	—	—	—	—	—	—
Issuance of common stock under ESPP	52,211	—	—	—	85	—	85
Issuance of common stock, ATM offering, net of issuance costs of $46	289,744	—	—	—	1,484	—	1,484
Net loss	—	—	—	—	—	(13,803)	(13,803)
Balance as of June 30, 2024	14,018,146	$1	6,000,000	$1	$97,451	$(86,158)	$11,295

Three-Month Period Ended June 30, 2024

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of March 31,2024	13,932,310	$1	6,000,000	$1	$95,746	$(82,797)	$12,951
Share-based compensation	—	—	—	—	1,674	—	1,674
Exercise of stock options for cash	14,669	—	—	—	31	—	31
Issuance of common stock for vested restricted stock units	71,167	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,361)	(3,361)
Balance as of June 30, 2024	14,018,146	$1	6,000,000	$1	$97,451	$(86,158)	$11,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands except for share and per share amounts)

	Six-Month Periods Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net loss	(7,869)	$(13,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	(246)	152
Amortization of debt discount	225	126
Amortization of acquired intangible assets	2,129	1,629
Amortization of operating lease right-of-use assets	43	46
Share-based compensation	2,659	3,080
Changes in operating assets and liabilities:
Accounts receivable	(5,167)	4,605
Inventory	1,579	519
Prepaid expenses and other current assets	733	1,182
Accounts payable	(3,296)	(3,545)
Due to related party	312	65
Accrued expenses	5,137	(4,378)
Accrued interest	12	229
Income tax payable	11	(53)
Lease liabilities	(36)	(49)
Net cash used in operating activities	(3,774)	(10,195)

Cash flows from financing activities
Proceeds from exercise of stock options	240	99
Proceeds from issuance of common stock, ATM offering, net of issuance costs	4,048	1,484
Issuance of common stock under ESPP	99	85
Proceeds from term-loan	—	5,000
Payments of license installment note payable	(625)	—
Net cash provided by financing activities	3,762	6,668

Net change in cash	(12)	(3,527)
Cash at the beginning of the period	20,305	27,439
Cash at the end of the period	$20,293	$23,912

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,591	$756
Cash paid for income taxes	$49	$103

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

As of June 30, 2025 and December 31, 2024, the Company is a majority-owned subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At June 30, 2025, the Company had $20.3 million in cash and cash equivalents as compared to $20.3 million of cash and cash equivalents at December 31, 2024, and working capital of $10.8 million at June 30, 2025, as compared to $13.0 million at December 31, 2024.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring losses, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period classification. The Company has historically included amortization of acquired intangible assets within costs of goods sold on the consolidated statement of operations. For the three  and six-month periods ended June 30, 2025 and 2024, “Costs of goods sold – product revenue” as presented in the consolidated statement of operations was disaggregated into “Costs of goods sold – (excluding amortization of acquired intangible assets)” and “Amortization of acquired intangible assets”. This presentation has been conformed for all previous periods presented and has no impact on previously reported financial results.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one segment, which reflects products for the treatment of dermatological conditions. The dermatological segment derives revenues from the sale of branded and authorized generic prescription products that treat certain dermatological conditions. The Company’s chief operating decision maker (“CODM”) is its Chief Executive officer.

The CODM assesses performance for the dermatological segment and allocates resources based on consolidated net loss. The CODM uses net loss to monitor budget vs. actual results, which are presented quarterly, as well as to evaluate performance and income generated in deciding how to reinvest profits. The accounting policies of the segment are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). See Note 18 for segment information.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the 2024 Form 10-K.

Recent Accounting Pronouncements

Not Yet Adopted

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

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	June 30,	December 31,
($’s in thousands)	2025	2024
Finished goods	$9,526	$11,381
Work-in-process	369	367
Raw materials	3,669	3,196
Inventory at cost	13,564	14,944
Inventory reserves	(712)	(513)
Total inventories	$12,852	$14,431

NOTE 5. INTANGIBLE ASSETS

The Company’s finite-lived intangible assets consist of acquired intangible assets. The Company’s intangible assets as of June 30, 2025 and December 31, 2024 are summarized as follows:

	Estimated
	Useful Lives	June 30,	December 31,
($’s in thousands)	(Years)	2025	2024
Intangible assets - product licenses	3-15	$52,925	$52,925
Accumulated amortization		(20,048)	(17,919)
Accumulated impairment loss		(3,143)	(3,143)
Total intangible assets		$29,734	$31,863

The Company’s amortization expense for the three-month periods ended June 30, 2025 and 2024 was $1.1 million and $0.8 million, respectively. The Company’s amortization expense for the six-month periods ended June 30, 2025 and 2024 was $2.1 million and $1.6 million, respectively.

Future amortization of the Company’s intangible assets is as follows:

For the years ended	Total Amortization
Remainder of 2025	$2,128
December 31, 2026	3,471
December 31, 2027	2,775
December 31, 2028	2,595
December 31, 2029	2,595
Thereafter	12,228
Subtotal	25,792
Asset not yet placed in service	3,942
Total	$29,734

NOTE 6. LICENSES ACQUIRED

Assets and Licenses Acquired:

EmrosiTM

On June 29, 2021, the Company entered a license, collaboration, and assignment agreement with Dr. Reddy’s Laboratories, Ltd. (“DRL”) to obtain the global rights for the development and commercialization of EmrosiTM (“Emrosi”), formerly known as DFD-29, a late-stage development modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea (the “Emrosi Agreement”). The Company acquired global rights to Emrosi, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets, namely in Armenia, Azerbaijan, Belarus, Brazil, Georgia, India, Kazakhstan, Kyrgyzstan, Moldova, the People’s Republic of China, Russia, Taiwan, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Pursuant to the Emrosi Agreement, the Company made an upfront payment of $10.0 million. In April 2024, the Company made a $3.0 million milestone payment to DRL, based on FDA acceptance of the Company’s NDA application for Emrosi, and in December of 2024, the Company made a $15.0 million milestone payment to DRL, which was triggered by the November 1, 2024 FDA marketing approval of Emrosi. Upon the $15.0 million milestone payment, the assets related to Emrosi, including the NDA, regulatory documentation and intellectual property, transferred to the Company. Pursuant to the Emrosi Agreement, the Company may be required to make additional contingent regulatory and commercial milestone payments to DRL, totaling up to $150.0 million. Royalties ranging from ten percent to fourteen percent are payable on net sales of the product. Royalties are subject to a 50% reduction in the event that a generic competitor launches in an applicable country where the Company markets and sells the product.

Amzeeq and Zilxi

In January 2022, the Company entered into an agreement with VYNE Therapeutics, Inc. (“VYNE”) to acquire two FDA approved products, Amzeeq® (minocycline) topical foam, 4%, and Zilxi® (minocycline) topical foam, 1.5%, for an upfront payment of $20.0 million and an additional $5.0 million payment on the one year anniversary of the closing (the “VYNE Product Acquisition Agreement”). The VYNE Product Acquisition Agreement also provides for contingent net sales milestone payments. In the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, will be paid in that year only, per product, totaling up to $450 million.

Qbrexza

In March 2021, the Company executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). Pursuant to the terms of the Qbrexza APA, the Company acquired the rights to Qbrexza® (glycopyrronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. The Company paid the upfront fee of $12.5 million to Dermira. In addition, the Company is obligated to pay Dermira up to $144.0 million in the aggregate and are contingent upon the achievement of certain sales milestones. The royalty structure for the agreement is tiered with royalties for the first two years ranging from approximately 40% to 30%. Thereafter, royalties are approximately 12.0% to 19.0%. Royalty amounts are subject to certain reductions in the event there is a loss of exclusivity.

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

Other License Agreements:

Maruho License Agreement

On August 31, 2023, the Company entered into a license agreement (the “New License Agreement”) with Maruho Ltd., the Company’s exclusive licensing partner in Japan (“Maruho”). Under the terms of the New License Agreement, the Company granted an exclusive license to develop and commercialize Qbrexza for the treatment of primary axillary hyperhidrosis in Korea and certain other Asian countries in exchange for an upfront payment of $19 million. Prior to the date of the New License Agreement, the Company and Maruho were party to an existing exclusive amended and restated license agreement (the “First A&R License Agreement”), under which Maruho acquired exclusive license rights to Qbrexza in Japan.

Simultaneously, Journey and Maruho also entered into the Second Amended and Restated Exclusive License Agreement (the “Second A&R License Agreement”), which supersedes the First A&R License Agreement. The Second A&R License Agreement contains modifications that remove Maruho’s obligation to pay Journey royalties on its net sales of Rapifort (the Japanese equivalent of Qbrexza) in Japan for sales occurring after October 1, 2023 and removes Maruho’s obligation to pay $10.0 million to Journey in the event that Maruho achieves net sales of at least ¥4 billion (yen) of Rapifort during a single fiscal year. All other remaining potential milestone payment obligations, which aggregate to $45.0 million, remain in full force and effect.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2025
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,293	$—	$—	$20,293
Total	$20,293	$—	$—	$20,293

	December 31, 2024
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,305	$—	$—	$20,305
Total	$20,305	$—	$—	$20,305

The Company did not carry any level 2 or level 3 assets or liabilities at June 30, 2025 or December 31, 2024. No transfers occurred between level 1, level 2, and level 3 instruments during the six-month periods ended June 30, 2025 and 2024.

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

For the three-month periods ended June 30, 2025 and 2024, the Company recorded related party expenses to Fortress of approximately $10,000 and $8,000, respectively. For the six-month periods ended June 30, 2025 and 2024, the Company recorded related party expenses to Fortress of approximately $22,000 and $18,000, respectively. The due to related party liability at June 30, 2025 and December 31, 2024 was $0.8 million and $0.5 million, respectively, and primarily relate to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

Fortress Income Tax

At June 30, 2025, 42.01% of all classes of the Company’s outstanding common stock was owned by Fortress. Prior to the Company’s initial public offering of securities in 2021, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states.” These jurisdictions generally require corporations engaged in unitary business and meet the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 16 below for a discussion of income taxes.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
($’s in thousands)	2025	2024
Accrued expenses:
Accrued coupons and rebates	$11,394	$6,200
Accrued compensation	2,518	3,378
Return reserve	2,499	3,124
Accrued royalties payable	1,773	1,374
Accrued inventory	2,507	1,303
Accrued marketing and market access	990	1,185
Accrued legal, accounting and tax	312	413
Other	561	448
Total accrued expenses	$22,554	$17,425

NOTE 10. OPERATING LEASE OBLIGATIONS

The Company leases 3,801 square feet of office space in Scottsdale, Arizona. In July 2024, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease commenced on February 1, 2025 and expires on February 28, 2027.

The Company recorded lease expense as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
($’s in thousands)	2025	2024	2025	2024
Operating lease cost	$25	$24	$50	$48
Variable lease cost	2	2	3	3
Total lease cost	$27	$26	$53	$51

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
($’s in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$26	$26	$43	$51
Weighted-average remaining lease term - operating leases	1.7	0.6	1.7	0.6
Weighted-average discount rate - operating leases	7.35%	6.25%	7.35%	6.25%

As of June 30, 2025, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

$’s in thousands
Remainder of 2025	$51
2026	105
2027	18
Total lease payments	174
Less: present value discount	(9)
Total operating lease liabilities	$165

NOTE 11. DEBT

The Company’s debt obligations at June 30, 2025 and December 31, 2024 were as follows:

	June 30,	December 31,
($’s in thousands)	2025	2024
Short-term portion of principal balance	$3,750	$—
Long-term portion of principal balance	21,250	25,000
Principal balance	$25,000	$25,000
Plus: Exit fee	1,250	1,250
Less: Debt discount and fees	$(1,138)	$(1,371)
Net carry amount	$25,112	$24,879

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

Upon repayment in full of the Term Loans, the Company will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, the Company paid an origination fee of $0.2 million on the closing date of the Credit Facility and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. The Company is accreting the carrying value of the Term Loans to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the Term Loans as of June 30, 2025 was 14.6%. The fair value of the debt approximates its carrying value.

The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of June 30, 2025, the Company was in compliance with the financial covenants under the Credit Facility.

As of June 30, 2025, the contractual maturities of the long-term debt, including the payment of the exit fee, are as follows (dollars in thousands):

Years ending December 31,	Term Loan
Remainder of 2025	$—
2026	7,500
2027	18,750
Total	26,250
Debt discount	(1,138)
Total, net	25,112
Current portion	(3,750)
Term-loan (long-term)	$21,362

NOTE 12: INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the three and six-month periods ended June 30, 2025 and 2024 consisted of the following:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($’s in thousands)	2025	2024	2025	2024
Interest payments on term loans and LOC	$813	$499	$1,603	$985
Amortization/Accretion	124	64	225	126
Total interest expense and financing fees	$937	$563	$1,828	$1,111

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

NOTE 14. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant shares of common stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2024 Annual Meeting of Stockholders, held on June 24, 2024, the Company’s stockholders approved, among other matters, a second amendment to the Plan to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 10,642,857. At June 30, 2025 there were 1,977,150 shares available for issuance under the Plan.

The Company grants stock options to employees, non-employees and Directors with exercise prices equal to the closing price of the underlying shares of the Company’s common stock on the Nasdaq Capital Market on the date that the options are granted. Options granted have a term of ten years from the grant date. Options granted generally vest over a three or four-year period. Compensation cost for stock options is charged against operations on a straight-line basis over the vesting period. The Company estimates the fair value of stock options on the grant date by applying the Black-Scholes option pricing valuation model.

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of June 30, 2025, 189,895 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and six-month periods ended June 30, 2025 and 2024:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($’s in thousands)	2025	2024	2025	2024
Research and development	$—	$171	$—	$316
Selling, general and administrative	1,336	1,503	2,659	2,764
Total non-cash compensation expense related to share-based compensation included in operating expense	$1,336	$1,674	$2,659	$3,080

Stock Options

The following table summarizes the Company’s stock option activities for the six-month period ended June 30, 2025:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2024	2,471,945	$1.41	$6,191,995	3.20
Granted	491,585	6.31	—	—
Exercised	(133,703)	1.79	—	—
Forfeited	(7,500)	4.57	—	—
Expired	(2,500)	4.57	—	—
Outstanding options at June 30, 2025	2,819,827	$1.98	$14,671,092	3.90
Options vested and exercisable at June 30, 2025	1,980,019	$0.69	$12,849,464	1.79

For the three-month periods ended June 30, 2025 and 2024, approximately $0.2 million and $0.1 million, respectively, of stock option compensation expense was charged against operations. For the six-month periods ended June 30, 2025 and 2024, approximately $0.2 million and $0.1 million, respectively, of stock option compensation expense was charged against operations. For the six-month period ended June 30, 2025, the Company issued 133,703 shares of common stock upon the exercise of outstanding stock options and received proceeds of $0.2 million. At June 30, 2025, the Company had unrecognized stock-based compensation expense related to all unvested options of $2.5 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock Units

The following table summarizes the activity related to the Company’s RSUs for the six-month period ended June 30, 2025:

		Weighted
	Number of	average grant
	units	date Fair value
Unvested balance at December 31, 2024	2,339,961	$4.33
Granted	378,089	6.37
Vested	(324,159)	3.77
Forfeited	(30,000)	4.57
Unvested balance at June 30, 2025	2,363,891	$4.73

For the three-month periods ended June 30, 2025 and 2024, approximately $1.2 million and $1.5 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the six-month periods ended June 30, 2025 and 2024, approximately $2.4 million and $2.8 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the six-month periods ended June 30, 2025 and 2024 the Company issued 324,159 and 282,195 shares of common stock, respectively, upon vesting of RSU’s amounting to $1.2 million and $1.1 million, respectively, in total aggregate fair market value. At June 30, 2025, 2,363,891 RSUs remained unvested and there was approximately $5.5 million of unrecognized compensation cost related to restricted stock which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

On July 9, 2024, the Board approved and adopted the Journey Medical Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), which is considered a non - qualified deferred compensation plan. As part of the Deferred Compensation Plan, the Company offers certain non - employee members of the Board (“Director Participants”) and select executive - level employees (the “Executive Participants”) the ability to defer up to 100% of the payment for services and annual bonuses, respectively, in the form of RSUs. As of June 30, 2025, the executive participants deferred 177,949 shares of Journey Medical Inc. common stock upon the vesting of RSU’s.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant for the offering period beginning February 1, 2025 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (4.3%); expected term (0.5 years); expected volatility (70.1%); and an expected dividend yield (0%). The Company recorded $51,000 of stock-based compensation under the 2023 ESPP for the six-month period ended June 30, 2025. As of June 30, 2025, there was unrecognized stock-based compensation expense of $9,000 related to the current ESPP offering period, which ends July 31, 2025.

NOTE 15. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products: EmrosiTM, Qbrexza®, Amzeeq®, Zilxi®, Accutane®, Exelderm®, Targadox®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

Revenues by product are summarized as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
($ in thousands)	2025	2024	2025	2024
EmrosiTM	$2,795	$—	$4,865	$—
Qbrexza®	6,949	6,836	12,110	11,853
Accutane®	3,395	5,719	7,050	11,538
Amzeeq®	879	1,205	1,979	1,960
Zilxi®	256	369	682	642
Other / legacy	735	726	1,462	1,892
Total product revenues	$15,009	$14,855	$28,148	$27,885

Significant Customers

For the three and six-month periods ended June 30, 2025 and 2024 there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At June 30, 2025, none of the Company’s customers accounted for more than 10% of its total accounts receivable balance. At December 31, 2024, one of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 10.3%.

NOTE 16. INCOME TAXES

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Loss before income taxes	$(3,736)	$(3,361)	$(7,809)	$(13,803)
Provision (benefit) for Income	60	—	60	—
Effective tax rate	-1.6%	0.0%	-0.8%	0.0%

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of June 30, 2025.

As of June 30, 2025, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

On July 4, 2025, President Donald Trump signed the “One Big Beautiful Bill Act” (OBBBA) into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to interest limitations, and expanded compensation deductibility limits aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA on its financial statements.

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

The Company’s basic and diluted weighted-average number of common shares outstanding for the three and six-month periods ended June 30, 2025 and 2024 were as follows:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2025	2024	2025	2024
Basic and diluted	23,290,806	19,993,858	22,952,801	19,875,653
Potentially dilutive securities:
Unvested restricted stock units	2,363,891	2,724,728	2,363,891	2,724,728
Stock options	1,981,652	1,579,422	1,925,258	1,602,781
Total potentially dilutive securities	4,345,543	4,304,150	4,289,149	4,327,509

The Company’s potentially dilutive securities, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three and six-month periods ended June 30, 2025, and 2024, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income loss per share is the same for the three and six-month periods ended June 30, 2025 and 2024.

NOTE 18. SEGMENT INFORMATION

The Company’s reportable segment net loss for the three and six-month periods ending June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue	$15,009	$14,855	$28,148	$27,885
Less: Segment Expenses(1)
Cost of goods sold – (excluding amortization of acquired intangible assets)	$4,939	$5,727	9,729	11,728
Research and development	—	913	39	8,797
Selling, general and administrative
Employee related	4,698	3,404	8,729	7,105
Sales, operations, outside services and consulting	2,502	2,264	4,923	3,841
Marketing related	2,048	1,489	3,762	2,206
Stock compensation	1,336	1,503	2,659	2,764
Legal and administrative	478	658	990	1,098
Product compliance expense	318	499	593	910
Office and administrative	276	186	502	373
Other	226	325	293	451
Other segment items(2)	1,984	1,248	3,798	2,415
Segment expenses	18,805	18,216	36,017	41,688
Net loss	$(3,796)	$(3,361)	$(7,869)	$(13,803)

Reconciliation of net loss:
Adjustments and reconciling items	—	—	—	—
Net loss	$(3,796)	$(3,361)	$(7,869)	$(13,803)
(1)The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	Other segment items for the reportable segment include amortization of intangible assets, interest income (expense), foreign exchange transaction losses and income tax expense.

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

Recent Corporate Highlights

Effective after the close of U.S equity markets on June 27, 2025, we joined the small cap Russell 2000® Index and the broad-market Russell 3000® Index as a result of the 2025 annual Russell Index reconstitution.

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

Accounting Pronouncements

During the six-month period ended June 30, 2025, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2024 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended June 30, 2025 and 2024:

Comparison of the Three-Month Periods Ended June 30, 2025 and 2024

	Three-Month Periods Ended June 30,		Change
($ in thousands, except per share data)	2025	2024	$	%
Revenue:
Product revenue, net	$15,009	$14,855	$154	1%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	4,939	5,727	(788)	-14%
Amortization of acquired intangible assets	1,064	814	250	31%
Research and development	—	913	(913)	-100%
Selling, general and administrative	11,882	10,328	1,554	15%
Total operating expenses	17,885	17,782	103	1%
Loss from operations	(2,876)	(2,927)	51	-2%

Other expense (income)
Interest income	(138)	(161)	23	-14%
Interest expense	937	563	374	66%
Foreign exchange transaction losses	61	32	29	91%
Total other expense (income)	860	434	426	98%
Loss before income taxes	(3,736)	(3,361)	(375)	11%
Income tax expense	60	—	60	100%
Net loss	$(3,796)	$(3,361)	$(435)	13%

Revenues

The following table reflects our net product revenue for the three-month periods ended June 30, 2025 and 2024:

	Three-Month Periods Ended
	June 30,		Change
($ in thousands)	2025	2024	$	%
EmrosiTM	$2,795	$—	$2,795	100%
Qbrexza®	6,949	6,836	113	2%
Accutane®	3,395	5,719	(2,324)	-41%
Amzeeq®	879	1,205	(326)	-27%
Zilxi®	256	369	(113)	-31%
Other / legacy	735	726	9	1%
Total net product revenue	$15,009	$14,855	$154	1%

Total net product revenues of $15.0 million for the second quarter of 2025 were consistent with $14.9 million of net product revenues for the second quarter of 2024. The second quarter of 2025 includes $2.8 million of incremental net product revenue related to the U.S. commercial launch of Emrosi™, offset by a decrease in Accutane, as a result of lower sales volume driven by recent market competition.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2025 and 2024, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of March 31, 2025	$2,601	$8,668	$3,440	$761	$15,470
Current provision related to sales in the current period	222	28,735	6,239	1,401	36,597
Checks/credits issued to third parties	(324)	(30,623)	(5,885)	(1,343)	(38,175)
Balance as of June 30, 2025	$2,499	$6,780	$3,794	$819	$13,892

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of March 31, 2024	$2,806	$2,757	$3,445	$938	$9,946
Current provision related to sales in the current period	1,112	23,573	6,492	1,722	32,899
Checks/credits issued to third parties	(704)	(24,566)	(6,134)	(1,631)	(33,035)
Balance as of June 30, 2024	$3,214	$1,764	$3,803	$1,029	$9,810

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $13.9 million at June 30, 2025, compared to $9.8 million at June 30, 2024, an increase of $4.1 million. The increase is due to the coupon rebate allowance related to the launch and commercialization of Emrosi.

Cost of Goods Sold - (excluding amortization of acquired intangible assets)

Cost of goods sold - (excluding amortization of acquired intangible assets) decreased by $0.8 million, or 14%, to $4.9 million for the three-month period ended June 30, 2025, from $5.7 million for the three-month period ended June 30, 2024, due to lower overall product cost of goods related to product sales mix, driven mainly by the decrease in Accutane revenue, which has a higher cost to Journey than Emrosi.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.3 million, or 31%, to $1.1 million for the three-month period ended June 30, 2025, from $0.8 million for the three-month period ended June 30, 2024, driven by the addition of the Emrosi acquired intangible asset upon our payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

Research and Development

Research and development costs were nil in the second quarter of 2025, compared to $0.9 million in the second quarter of 2024. The second quarter of 2024 includes Emrosi pre-approval project expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1.6 million, or 15%, to $11.9 million for the three-month period ended June 30, 2025, from $10.3 million for the three-month period ended June 30, 2024. The increase is primarily due to the incremental operational activities related to the launch and commercialization of Emrosi.

Interest Expense, net

Interest expense, net increased by $0.4 million, to $0.8 million for the three-month period ended June 30, 2025, from $0.4 million for the three-month period ended June 30, 2024. The increase is primarily attributable to a higher principal balance outstanding under the Credit Agreement with SWK (each as defined below) during the three months ended June 30, 2025 of $25.0 million as compared to an average of approximately $15.0 million during the three months ended June 30, 2024.

Comparison of the Six-Month Periods Ended June 30, 2025 and 2024

	Six-Month Periods Ended June 30,		Change
($in thousands, except per share data)	2025	2024	$	%
Revenue:
Product revenue, net	$28,148	$27,885	$263	1%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	9,729	11,728	(1,999)	-17%
Amortization of acquired intangible assets	2,129	1,629	500	31%
Research and development	39	8,797	(8,758)	-100%
Selling, general and administrative	22,451	18,748	3,703	20%
Total operating expenses	34,348	40,902	(6,554)	-16%
Loss from operations	(6,200)	(13,017)	6,817	-52%

Other expense (income)
Interest income	(287)	(378)	91	-24%
Interest expense	1,828	1,111	717	65%
Foreign exchange transaction losses	68	53	15	28%
Total other expense (income)	1,609	786	823	105%
Loss before income taxes	(7,809)	(13,803)	5,994	-43%

Income tax expense	60	—	60	100%
Net loss	$(7,869)	$(13,803)	$5,934	-43%

Revenues

The following table reflects our net product revenue for the six-month periods ended June 30, 2025 and 2024:

	Six-Month Periods Ended
	June 30		Change
($in thousands)	2025	2024	$	%
EmrosiTM	$4,865	$—	4,865	100%
Qbrexza®	12,110	11,853	257	2%
Accutane®	7,050	11,538	(4,488)	-39%
Amzeeq®	1,979	1,960	19	1%
Zilxi®	682	642	40	6%
Other / legacy	1,462	1,892	(430)	-23%
Total net product revenue	$28,148	$27,885	$263	1%

Total net product revenues increased by $0.3 million, to $28.2 million for the six months ended June 30, 2025 from $27.9 million for the six months ended June 30, 2024. The six months ended June 30, 2025 includes $4.9 million of incremental net product revenue related to the U.S. commercial launch of Emrosi™, offset by a decrease in Accutane, as a result of lower sales volume driven by recent market competition. Our Legacy products decreased by $0.4 million mainly due to continued generic competition for Targadox.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2025 and 2024, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2024	$3,124	$1,750	$3,717	$733	$9,324
Current provision related to sales in the current period	(27)	56,150	11,670	2,811	70,604
Checks/credits issued to third parties	(598)	(51,120)	(11,593)	(2,725)	(66,036)
Balance as of June 30, 2025	$2,499	$6,780	$3,794	$819	$13,892

			Managed
			Care
($'s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2023	$4,077	$3,444	$5,210	$1,386	$14,117
Current provision related to sales in the current period	1,240	42,315	11,213	3,703	58,471
Checks/credits issued to third parties	(2,103)	(43,995)	(12,620)	(4,060)	(62,778)
Balance as of June 30, 2024	$3,214	$1,764	$3,803	$1,029	$9,810

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $13.9 million at June 30, 2025, compared to $9.3 million at December 31, 2024, an increase of $4.6 million. The increase is due to the coupon rebate allowance related to the launch and commercialization of Emrosi. This is offset, in part, by a decrease in the returns reserve primarily due to lower units on hand in the wholesaler channel.

Cost of Goods Sold - (excluding amortization of acquired intangible assets)

Cost of goods sold - (excluding amortization of acquired intangible assets) decreased by $2.0 million, or 17%, to $9.7 million for the six-month period ended June 30, 2025, from $11.7 million for the six-month period ended June 30, 2024, due to lower overall product cost of goods related to product sales mix, driven mainly by the decrease in Accutane revenue, as well as lower inventory obsolescence costs in the six-month period ended June 30, 2025 of $0.8 million.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.5 million, or 31%, to $2.1 million for the six-month period ended June 30, 2025, from $1.6 million for the six-month period ended June 30, 2024, driven by the addition of the Emrosi acquired intangible asset upon our payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

Research and Development

Research and development costs were nil for the six months ended June 30, 2025, compared to $8.8 million for the six months ended June 30, 2024. The six months ended June 30, 2024 includes Emrosi pre-approval project expenses, milestones and fees.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3.7 million, or 20%, to $22.4 million for the six-month period ended June 30, 2025, from $18.7 million for the six-month period ended June 30, 2024. The increase is primarily due to the incremental operational activities related to the launch and commercialization of Emrosi.

Interest Expense, net

Interest expense, net increased by $0.8 million, to $1.5 million for the six-month period ended June 30, 2025, from $0.7 million for the six-month period ended June 30, 2024. The increase is primarily attributable to a higher principal balance outstanding under the Credit Agreement with SWK (each as defined below) during the six-months ended June 30, 2025 of $25.0 million as compared to an average balance of approximately $15.0 million during the six-months ended June 30, 2024.

Liquidity and Capital Resources

At June 30, 2025, we had $20.3 million in cash and cash equivalents as compared to $20.3 million of cash and cash equivalents at December 31, 2024, and working capital of $10.8 million at June 30, 2025, compared to $13.0 million at December 31, 2024.

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

We regularly evaluate market conditions, our liquidity profile, and financing alternatives, including out-licensing arrangements for our products, to enhance our capital structure. We may seek to raise capital through debt or equity financings, which may include sales of securities under either our 2022 Shelf (as defined below) or a new registration statement, to expand our product portfolio and/or for other strategic initiatives. Additionally, as a result of recurring losses, substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

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

On July 9, 2024, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the Amendment was contractually required to be drawn upon FDA approval of Emrosi, subject to us receiving approval on or before June 30, 2025. The FDA approved Emrosi on November 1, 2024, and we subsequently drew the remaining $5.0 million. The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all of our assets. As of June 30, 2025, we were in compliance with the financial covenants under the Credit Facility.

At-the-Market Offering

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “2022 Shelf”), which was declared effective by the Securities and Exchange Commission on January 26, 2023. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units. In connection with the 2022 Shelf, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) relating to shares of the Company’s common stock with B. Riley Securities, Inc. We may offer and sell up to 4,900,000 shares of our common stock, from time to time, under the Sales Agreement. During the six-months ended June 30, 2025, we issued and sold 834,722 shares of common stock under the 2022 Shelf, generating net proceeds of $4.1 million. At June 30, 2025, 1,752,265 shares remain available for issuance under the Sales Agreement.

Cash Flows for the Six-Month Periods Ended June 30, 2025 and 2024

	Six-Month Periods Ended June 30,		Increase
($’s in thousands)	2025	2024	(Decrease)
Net cash used in operating activities	$(3,774)	$(10,195)	$6,421
Net cash provided by (used in) investing activities	—	—	—
Net cash provided by financing activities	3,762	6,668	(2,906)
Net change in cash and cash equivalents	$(12)	$(3,527)	$3,515

Operating Activities

Net cash flows used in operating activities for the six-month period ended June 30, 2025 decreased by $6.4 million, to $3.8 million, from net cash flows used in operating activities of $10.2 million for the six-month period ended June 30, 2024. The decrease was driven primarily by the decrease in our net loss period-to-period, offset by changes in net working capital.

Financing Activities

Net cash flows provided by financing activities for the six-month period ended June 30, 2025 decreased by $2.9 million, to $3.8 million, from $6.7 million of cash flows provided by financing activities for the six-month period ended June 30, 2024. The Company received proceeds from the issuance of common stock under the ATM program of $4.0 million, offset by $0.6 million in payments on installment notes to Sun Pharmaceuticals Industries, Inc. during the six months ended June 30, 2025. The Company received $5.0 million from the SWK Credit Facility and $1.5 million from the issuance of common stock under the ATM program during the six months ended June 30, 2024.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant currently include the following:

●	We are required to make regular payments under the SWK Credit Facility. Based on the amount currently outstanding under the SWK facility and current interest rates, and assuming we do not make further draws under the SWK facility, we expect to make the following payments:

	Payments by Period
		Remainder of
	Total	2025	2026	2027

	($’s in thousands)
Interest	$6,135	$1,629	$2,745	$1,761
Principal	25,000	—	7,500	17,500
Exit fee	1,250	—	—	1,250
Total	$32,385	$1,629	$10,245	$20,511

●	We are contractually obligated to pay certain milestone and sales-based royalty payments to the counterparties of our license and product acquisition agreements. Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Recently there have been significant changes to United States trade policies, sanctions and tariffs, including, but not limited to, trade policies and the imposition of tariffs affecting products imported from outside of the U.S., including pharmaceutical products. This could have negative impacts on our business operations. These changes to trade policies, sanctions and tariffs have led to increased trade and political tensions between the U.S. and other countries in the international community. In response to the U.S. tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Currently, we import a large portion of our finished products from countries outside of the U.S., including, most significantly, from India. These tariffs or any new or additional tariffs on goods imported to the U.S. from India, or other countries, could increase the cost of sourcing of our products and therefore reduce our margins, reduce our net sales and/or cause us to increase prices. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales, overall business and results of operations. The impact of any adopted, new or proposed tariffs, trade restrictions or domestic sourcing requirements on our business is subject to a number of factors that we cannot predict, including, but not limited to, the scope, nature, amount, effective date and duration of any such measures. Such tariffs, trade restrictions or domestic sourcing requirements could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 8-K, filed on June 26, 2025 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2025.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2025.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2025.***
32.2	Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2025.***
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**   Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: August 12, 2025	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Joseph Benesch
Joseph Benesch
Chief Financial Officer
(Principal Financial Officer)