Form 10-Q
period 2025-09-30
Journey Medical Corp
filed 2025-11-12
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 12, 2025
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	21,135,905

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$24,948	$20,305
Accounts receivable, net of reserves	17,983	10,231
Inventory	11,818	14,431
Prepaid expenses and other current assets	1,638	3,212
Total current assets	56,387	48,179

Intangible assets, net	28,670	31,863
Operating lease right-of-use asset, net	134	199
Total assets	$85,191	$80,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,557	$16,050
Due to related party	755	528
Accrued expenses	21,193	17,425
Accrued interest	416	404
Income taxes payable	71	60
Term loan, short term	5,625	—
Installment payments – licenses, short-term	—	625
Operating lease liability, short-term	98	83
Total current liabilities	39,715	35,175

Term loan, long-term, net of debt discount	19,534	24,879
Operating lease liability, long-term	44	118
Total liabilities	59,293	60,172

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 20,372,655 and 16,153,610 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	123,106	107,094
Accumulated deficit	(97,211)	(87,027)
Total stockholders’ equity	25,898	20,069
Total liabilities and stockholders’ equity	$85,191	$80,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product revenue, net	$17,025	$14,629	$45,173	$42,514
Other revenue	606	—	606	—
Total revenue	17,631	14,629	45,779	42,514

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	5,755	4,471	15,484	16,199
Amortization of acquired intangible assets	1,064	814	3,193	2,443
Research and development	287	842	326	9,639
Selling, general and administrative	12,054	11,396	34,505	30,144
Total operating expenses	19,160	17,523	53,508	58,425
Loss from operations	(1,529)	(2,894)	(7,729)	(15,911)

Other expense (income)
Interest income	(154)	(188)	(441)	(566)
Interest expense	937	758	2,765	1,869
Foreign exchange transaction losses	3	51	71	104
Gain on extinguishment of debt	—	(1,125)	—	(1,125)
Total other expense (income)	786	(504)	2,395	282
Loss before income taxes	(2,315)	(2,390)	(10,124)	(16,193)

Income tax expense	—	—	60	—
Net loss	$(2,315)	$(2,390)	$(10,184)	$(16,193)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.12)	$(0.43)	$(0.80)
Weighted average number of common shares:
Basic and diluted	24,959,114	20,537,794	23,628,921	20,137,942

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except for share and per share amounts)

Nine-Month Period Ended September 30, 2025

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2024	16,153,610	$1	6,000,000	$1	$107,094	$(87,027)	$20,069
Share-based compensation	—	—	—	—	4,513	—	4,513
Exercise of stock options for cash, net of shares withheld	1,404,920	1	—	—	343	—	344
Issuance of common stock for vested restricted stock units	927,446	—	—	—	—	—	—
Issuance of common stock under ESPP	54,572	—	—	—	217	—	217
Issuance of common stock, ATM offering, net of issuance costs of $312	1,832,107	—	—	—	10,939	—	10,939
Net loss	—	—	—	—	—	(10,184)	(10,184)
Balance as of September 30, 2025	20,372,655	$2	6,000,000	$1	$123,106	$(97,211)	$25,898

Three-Month Period Ended September 30, 2025

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2025	17,471,835	$1	6,000,000	$1	$114,140	$(94,896)	$19,246
Share-based compensation	—	—	—	—	1,854	—	1,854
Exercise of stock options for cash, net of shares withheld	1,271,217	1	—	—	103	—	104
Issuance of common stock for vested restricted stock units	603,287	—	—	—	—	—	—
Issuance of common stock under ESPP	28,931	—	—	—	118	—	118
Issuance of common stock, ATM offering, net of issuance costs of $187	997,385	—	—	—	6,891	—	6,891
Net loss	—	—	—	—	—	(2,315)	(2,315)
Balance as of September 30, 2025	20,372,655	$2	6,000,000	$1	$123,106	$(97,211)	$25,898

Nine-Month Period Ended September 30, 2024

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2023	13,323,952	$1	6,000,000	$1	$92,703	$(72,355)	$20,350
Share-based compensation	—	—	—	—	4,720	—	4,720
Exercise of stock options for cash	101,568	—	—	—	162	—	162
Issuance of common stock for vested restricted stock units	893,901	—	—	—	—	—	—
Issuance of common stock under ESPP	84,464	—	—	—	209	—	209
Issuance of common stock, ATM offering, net of issuance costs of $52	325,019	—	—	—	1,678	—	1,678
Net loss	—	—	—	—	—	(16,193)	(16,193)
Balance as of September 30, 2024	14,728,904	$1	6,000,000	$1	$99,472	$(88,548)	$10,926

Three-Month Period Ended September 30, 2024

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2024	14,018,146	$1	6,000,000	$1	$97,451	$(86,158)	$11,295
Share-based compensation	—	—	—	—	1,640	—	1,640
Exercise of stock options for cash	31,524	—	—	—	63	—	63
Issuance of common stock for vested restricted stock units	611,706	—	—	—	—	—	—
Issuance of common stock under ESPP	32,253	—	—	—	124	—	124
Issuance of common stock, ATM offering, net of issuance costs of $6	35,275	—	—	—	194	—	194
Net loss	—	—	—	—	—	(2,390)	(2,390)
Balance as of September 30, 2024	14,728,904	$1	6,000,000	$1	$99,472	$(88,548)	$10,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands except for share and per share amounts)

	Nine-Month Periods Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(10,184)	$(16,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	(170)	823
Amortization of debt discount	348	213
Amortization of acquired intangible assets	3,193	2,443
Amortization of operating lease right-of-use assets	65	69
Share-based compensation	4,513	4,720
Gain on extinguishment of debt	—	(1,125)
Changes in operating assets and liabilities:
Accounts receivable	(7,582)	3,728
Inventory	2,613	(1,582)
Prepaid expenses and other current assets	1,574	2,346
Accounts payable	(4,493)	(2,810)
Due to related party	227	175
Accrued expenses	3,775	(4,342)
Accrued interest	12	310
Income tax payable	11	(53)
Lease liabilities	(59)	(74)
Net cash used in operating activities	(6,157)	(11,352)

Cash flows from financing activities
Proceeds from exercise of stock options	343	162
Proceeds from issuance of common stock, ATM offering, net of issuance costs	10,939	1,678
Issuance of common stock under ESPP	218	209
Proceeds from term-loan	—	4,950
Payment of debt issuance costs	(75)	—
Payments of license installment note payable	(625)	(625)
Net cash provided by financing activities	10,800	6,374

Net change in cash	4,643	(4,978)
Cash at the beginning of the period	20,305	27,439
Cash at the end of the period	$24,948	$22,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,405	$1,346
Cash paid for income taxes	$49	$104

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

As of September 30, 2025 and December 31, 2024, the Company is a controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At September 30, 2025, the Company had $24.9 million in cash and cash equivalents as compared to $20.3 million of cash and cash equivalents at December 31, 2024. At September 30, 2025 the Company had working capital of $16.7 million as compared to $13.0 million at December 31, 2024.

The Company relies primarily on cash on hand generated from sales of its pharmaceutical products to customers to fund its core operations. In addition, the Company has relied on the proceeds from its term loan (“Credit Facility”) with SWK Funding LLC (“SWK”), and its at-the-market sales program to meet additional capital and liquidity needs, specifically to fund the research and development and commercialization of Emrosi.

In August 2025, the Company executed a new At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc (“B. Riley”) and Lake Street Capital Markets, LLC (“Lake Street”) (each, an “Agent” and together, the “Agents”), replacing the previous December 30, 2022 At Market Issuance Sales Agreement with B. Riley. Pursuant to the terms of the Sales Agreement, the Company may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal.

On September 25, 2025, the Company entered into a Third Amendment to its Credit Agreement (the “Credit Agreement”) with SWK (the “Third Amendment”). The Third Amendment, among other things, extends the maturity date of the Company’s existing Credit Facility from December 27, 2027 to June 27, 2028. The Third Amendment also modifies the Revenue-Based Payment provision, as defined in the Credit Agreement, by lowering the applicable revenue threshold, measured on a trailing twelve-month basis, from $70.0 million to $60.0 million. Upon satisfaction of the revised revenue threshold, the interest-only period under the Credit Facility will be extended by one year, with scheduled principal repayments commencing in February 2027 rather than February 2026.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. However, as a result of recurring and historical losses, substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period classification. The Company has historically included amortization of acquired intangible assets within costs of goods sold on the consolidated statement of operations. For the three and nine-month periods ended September 30, 2025 and 2024, “Costs of goods sold – product revenue” as presented in the consolidated statement of operations was disaggregated into “Costs of goods sold – (excluding amortization of acquired intangible assets)” and “Amortization of acquired intangible assets”. This presentation has been conformed for all previous periods presented and has no impact on previously reported financial results.

Emerging Growth Company

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s audited consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the Company meets the definition of an emerging growth company and elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they apply to private companies.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. Entities are required to apply the guidance on a prospective basis. This update will be effective for the interim and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the update to determine the impact the adoption will have on its consolidated financial statements.

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	September 30,	December 31,
($’s in thousands)	2025	2024
Finished goods	$9,058	$11,381
Work-in-process	51	367
Raw materials	3,467	3,196
Inventory at cost	12,576	14,944
Inventory reserves	(758)	(513)
Total inventories	$11,818	$14,431

NOTE 5. INTANGIBLE ASSETS

The Company’s finite-lived intangible assets consist of acquired intangible assets. The Company’s intangible assets as of September 30, 2025 and December 31, 2024 are summarized as follows:

	Estimated
	Useful Lives	September 30,	December 31,
($’s in thousands)	(Years)	2025	2024
Intangible assets - product licenses	3-15	$52,925	$52,925
Accumulated amortization		(21,112)	(17,919)
Accumulated impairment loss		(3,143)	(3,143)
Total intangible assets		$28,670	$31,863

The Company’s amortization expense for the three-month periods ended September 30, 2025 and 2024 was $1.1 million and $0.8 million, respectively. The Company’s amortization expense for the nine-month periods ended September 30, 2025 and 2024 was $3.2 million and $2.4 million, respectively.

Future amortization of the Company’s intangible assets is as follows:

For the years ended	Total Amortization
Remainder of 2025	$1,065
December 31, 2026	3,470
December 31, 2027	2,775
December 31, 2028	2,595
December 31, 2029	2,595
Thereafter	12,228
Subtotal	24,728
Asset not yet placed in service	3,942
Total	$28,670

NOTE 6. LICENSES ACQUIRED

Assets and Licenses Acquired:

EmrosiTM

On June 29, 2021, the Company entered a license, collaboration, and assignment agreement with Dr. Reddy’s Laboratories, Ltd. (“DRL”) to obtain the global rights for the development and commercialization of EmrosiTM (“Emrosi”), formerly known as DFD-29, a late-stage development modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea (the “Emrosi Agreement”). The Company acquired global rights to Emrosi, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets, namely in Armenia, Azerbaijan, Belarus, Brazil, Georgia, India, Kazakhstan, Kyrgyzstan, Moldova, the People’s Republic of China, Russia, Taiwan, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Pursuant to the Emrosi Agreement, the Company made an upfront payment of $10.0 million. In April 2024, the Company made a $3.0 million milestone payment to DRL, based on FDA acceptance of the Company’s new drug application (“NDA”) for Emrosi, and in December of 2024, the Company made a $15.0 million milestone payment to DRL, which was triggered by the November 1, 2024 FDA marketing approval of Emrosi. Upon the $15.0 million milestone payment, all assets related to Emrosi, including the NDA, regulatory documentation and intellectual property, transferred to the Company. Pursuant to the Emrosi Agreement, the Company may be required to make additional contingent regulatory and commercial milestone payments to DRL, totaling up to $150.0 million. Royalties ranging from ten percent to fourteen percent are payable on net sales of the product. Royalties are subject to a 50% reduction in the event that a generic competitor launches in an applicable country where the Company markets and sells the product.

Amzeeq and Zilxi

In January 2022, the Company entered into an asset purchase agreement with VYNE Therapeutics, Inc. (“VYNE”) to acquire two FDA approved products, Amzeeq® (minocycline) topical foam, 4%, and Zilxi® (minocycline) topical foam, 1.5%, for an upfront payment of $20.0 million and an additional $5.0 million payment on the one year anniversary of the closing (the “VYNE APA”). The VYNE APA also provides for contingent net sales milestone payments. In the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, will be paid in that year only, per product, totaling up to $450 million.

Qbrexza

In March 2021, the Company executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). Pursuant to the terms of the Qbrexza APA, the Company acquired the rights to Qbrexza® (glycopyrronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. The Company paid an upfront fee of $12.5 million to Dermira. In addition, the Company is obligated to pay Dermira up to $144.0 million in the aggregate and are contingent upon the achievement of certain net sales milestones. The royalty structure for the Qbrexza APA is tiered with royalties for the first two years ranging from approximately 40% to 30%. Thereafter, royalties are approximately 12.0% to 19.0%. Royalty amounts are subject to certain reductions in the event there is a loss of exclusivity.

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

Cutia License Agreement

In January 2022, as a part of the Vyne APA, the Company assumed a license agreement with Cutia Therapeutics (HK) Limited (“Cutia”), a Hong Kong biopharmaceutical company with experience in developing pharmaceutical products in the greater China region (the “Cutia Agreement”). Pursuant to the agreement, Cutia was granted an exclusive license to obtain regulatory approval of and commercialize Amzeeq (topical 4% minocycline foam) and Zilxi (topical 1.5% minocycline foam) in mainland China, Taiwan, Hong Kong and Macau. The Company has agreed to supply the finished licensed products to Cutia for clinical and commercial use at an agreed price. Additionally, the Company will earn a royalty in the low single digit percentages on net sales of the licensed products by Cutia.

On November 11, 2024, Cutia received marketing approval for Amzeeq from the National Medical Products Administration (the “NMPA”) of the People’s Republic of China (the “PRC”). The approval triggered a $1.0 million milestone payment to the Company. The $1.0 million milestone payment was recorded as a component of other revenue on the approval date of November 11, 2024, in the Consolidated Statements of Operations included in the Company’s 2024 Form 10-K. The Company received the cash payment from Cutia of $1.0 million on January 2, 2025. In August 2025, the Company began supplying Cutia with finished licensed products for Cutia’s commercial use. The Company recognized $0.6 million in Other revenue associated with the supply of topical 4% minocycline foam to Cutia.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2025
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$24,948	$—	$—	$24,948
Total	$24,948	$—	$—	$24,948

	December 31, 2024
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,305	$—	$—	$20,305
Total	$20,305	$—	$—	$20,305

The Company did not carry any level 2 or level 3 assets or liabilities at September 30, 2025 or December 31, 2024. No transfers occurred between level 1, level 2, and level 3 instruments during the nine-month periods ended September 30, 2025 and 2024.

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

For the three-month periods ended September 30, 2025 and 2024, the Company recorded related party expenses to Fortress of approximately $9,000 and $8,000, respectively. For the nine-month periods ended September 30, 2025 and 2024, the Company recorded related party expenses to Fortress of approximately $31,000 and $26,000, respectively. The due to related party liability at September 30, 2025 and December 31, 2024 was $0.8 million and $0.5 million, respectively, and primarily relate to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

Fortress Income Tax

At September 30, 2025, 37.4% of all classes of the Company’s outstanding common stock was owned by Fortress. Prior to the Company’s initial public offering of securities in 2021, the Company had been filing consolidated federal tax returns and consolidated or combined state tax returns in multiple jurisdictions with Fortress. The Company may still be required to file combined tax returns in certain “combined filing states.” These jurisdictions generally require corporations engaged in a unitary business and meeting the capital stock requirement of fifty percent to file a combined state tax return.

Additionally, see Note 16 below for a discussion of income taxes.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
($’s in thousands)	2025	2024
Accrued expenses:
Accrued coupons and rebates	$9,764	$6,200
Accrued compensation	5,248	3,378
Return reserve	2,408	3,124
Accrued royalties payable	2,090	1,374
Accrued inventory	—	1,303
Accrued marketing and market access	995	1,185
Accrued legal, accounting and tax	329	413
Other	359	448
Total accrued expenses	$21,193	$17,425

NOTE 10. OPERATING LEASE OBLIGATIONS

The Company leases 3,801 square feet of office space in Scottsdale, Arizona. In July 2024, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease commenced on February 1, 2025 and expires on February 28, 2027.

The Company recorded lease expense as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($’s in thousands)	2025	2024	2025	2024
Operating lease cost	$25	$24	$75	$72
Variable lease cost	2	1	5	4
Total lease cost	$27	$25	$80	$76

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($’s in thousands)	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$26	$26	$68	$77
Weighted-average remaining lease term - operating leases	1.4	0.3	1.4	0.3
Weighted-average discount rate - operating leases	7.35%	6.25%	7.35%	6.25%

As of September 30, 2025, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

$’s in thousands
Remainder of 2025	$26
2026	105
2027	18
Total lease payments	149
Less: present value discount	(7)
Total operating lease liabilities	$142

NOTE 11. DEBT

The Company’s debt obligations at September 30, 2025 and December 31, 2024 were as follows:

	September 30,	December 31,
($’s in thousands)	2025	2024
Short-term portion of principal balance	$5,625	$—
Long-term portion of principal balance	19,375	25,000
Principal balance	$25,000	$25,000
Plus: Exit fee	1,250	1,250
Less: Debt discount and fees	$(1,091)	$(1,371)
Net carry amount	$25,159	$24,879

SWK Credit Facility

On December 27, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with SWK. The Credit Agreement provides for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the closing date of the facility, the Company drew $15.0 million. On June 26, 2024, the Company drew the remaining $5.0 million under the Credit Facility. On July 9, 2024, the Company entered into an amendment (the “First Amendment”) to the Credit Agreement with SWK. The First Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the First Amendment was contractually required to be drawn upon FDA approval of Emrosi, subject to the Company receiving approval on or before June 30, 2025. The Company received FDA approval for Emrosi on November 1, 2024 and the Company drew on the remaining $5.0 million on November 25, 2024.

Pursuant to the terms under the Credit Facility, repayments of principal commence in February 2026 in an amount equal to $1.9 million per quarter, or 7.5%, of the principal amount of funded Term Loans, with any remaining principal balance due on the maturity date. Term loans under the Credit Facility (“Term Loans”) accrue interest, which is payable quarterly in arrears, and bear interest at a rate per annum equal to the three-month term SOFR (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly.

On September 25, 2025, the Company entered into the third amendment (“Third Amendment”). The Third Amendment, among other things, extends the maturity date of the Company’s existing Credit Facility from December 27, 2027 to June 27, 2028. The Third Amendment also modifies the Revenue-Based Payment provision, as defined in the Credit Agreement, by lowering the applicable revenue threshold, measured based on the twelve months ended December 31, 2025, from $70.0 million to $60.0 million. Since the revenue threshold has not yet been met, the Company is presenting payments due within the next twelve months as current. Upon satisfaction of the revised revenue threshold, the interest-only period under the Credit Facility will be extended by one year, with scheduled principal repayments commencing in February 2027 rather than February 2026. Thereafter, the Company will be required to make quarterly principal payments equal to $2.5 million per quarter, or 10.0%, of the outstanding principal amount of the funded Term Loan, with any remaining principal balance due on the maturity date, as compared to the prior schedule of approximately $3.8 million per quarter, or 15.0% of the outstanding principal amount of the funded Term Loan, with any remaining principal balance due on the maturity date.

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

Upon repayment in full of the Term Loans, the Company will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, the Company paid an origination fee of $0.2 million on the closing date of the Credit Facility and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. The Company is accreting the carrying value of the Term Loans to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the Term Loans as of September 30, 2025 was 14.47%. The fair value of the debt approximates its carrying value.

The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of September 30, 2025, the Company was in compliance with the financial covenants under the Credit Facility.

As of September 30, 2025, the contractual maturities of the long-term debt, including the payment of the exit fee, are as follows (dollars in thousands):

Years ending December 31,	Term Loan
Remainder of 2025	$—
2026	7,500
2027	7,500
2028	11,250
Total	26,250
Debt discount	(1,091)
Total, net	25,159
Current portion	5,625
Term-loan (long-term)	$19,534

NOTE 12: INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the three and nine-month periods ended September 30, 2025 and 2024 consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($’s in thousands)	2025	2024	2025	2024
Interest payments on term loans and LOC	$814	$671	$2,417	$1,656
Amortization/Accretion	123	87	348	213
Total interest expense and financing fees	$937	$758	$2,765	$1,869

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

NOTE 14. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant shares of common stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2024 Annual Meeting of Stockholders, held on June 24, 2024, the Company’s stockholders approved, among other matters, an amendment to the Plan (the “Amended Plan”) to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 10,642,857. At September 30, 2025 there were 1,846,280 shares available for issuance under the Amended Plan.

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

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of September 30, 2025, 160,964 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and nine-month periods ended September 30, 2025 and 2024:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($’s in thousands)	2025	2024	2025	2024
Research and development	$—	$150	$—	$466
Selling, general and administrative	1,854	1,490	4,513	4,254
Total non-cash compensation expense related to share-based compensation included in operating expense	$1,854	$1,640	$4,513	$4,720

Stock Options

The following table summarizes the Company’s stock option activities for the nine-month period ended September 30, 2025:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2024	2,471,945	$1.41	$6,191,995	3.20
Granted	491,585	6.31	—	—
Exercised	(1,415,797)	0.30	—	—
Forfeited	(13,463)	4.05	—	—
Expired	(2,500)	4.57	—	—
Outstanding options at September 30, 2025	1,531,770	$3.51	$5,535,283	6.50
Options vested and exercisable at September 30, 2025	819,705	$1.97	$4,222,565	4.38

For the three-month periods ended September 30, 2025 and 2024, approximately $0.6 million and $0.1 million, respectively, of stock option compensation expense was charged against operations. For the nine-month periods ended September 30, 2025 and 2024, approximately $0.8 million and $0.2 million, respectively, of stock option compensation expense was charged against operations. For the nine-month period ended September 30, 2025, the Company issued 1,415,797 shares of common stock upon the exercise of outstanding stock options, of which 10,877 were withheld to cover the exercise price, and received proceeds of $0.3 million. At September 30, 2025, the Company had unrecognized stock-based compensation expense related to all unvested options of $1.9 million, which the Company expects to recognize over a weighted-average period of approximately 1.4 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2025. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock Units

The following table summarizes the activity related to the Company’s RSUs for the nine-month period ended September 30, 2025:

		Weighted
	Number of	average grant
	units	date Fair value
Unvested balance at December 31, 2024	2,339,961	$4.33
Granted	561,589	6.66
Vested	(927,446)	4.30
Forfeited	(76,667)	4.54
Unvested balance at September 30, 2025	1,897,437	$5.03

For the three-month periods ended September 30, 2025 and 2024, approximately $1.2 million and $1.5 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the nine-month periods ended September 30, 2025 and 2024, approximately $3.6 million and $4.3 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the nine-month periods ended September 30, 2025 and 2024 the Company issued 927,446 and 893,901 shares of common stock, respectively, upon vesting of RSU’s amounting to $4.0 million and $3.6 million, respectively, in total aggregate fair market value. At September 30, 2025, 1,897,437 RSUs remained unvested and there was approximately $5.4 million of unrecognized compensation cost related to restricted stock which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

On July 9, 2024, the Board approved and adopted the Journey Medical Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), which is considered a non - qualified deferred compensation plan. As part of the Deferred Compensation Plan, the Company offers certain non - employee members of the Board (“Director Participants”) and select executive - level employees (the “Executive Participants”) the ability to defer up to 100% of the payment for services and annual bonuses, respectively, in the form of RSUs. As of September 30, 2025, the executive participants deferred 485,629 shares of Journey Medical Inc. common stock upon the vesting of RSU’s.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant for the offering period beginning August 1, 2025 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (4.2%); expected term (0.5 years); expected volatility (73.8%); and an expected dividend yield (0%). The Company recorded $81,000 of stock-based compensation under the 2023 ESPP for the nine-month period ended September 30, 2025. As of September 30, 2025, there was unrecognized stock-based compensation expense of $44,000 related to the current ESPP offering period, which ends January 31, 2026.

NOTE 15. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products: EmrosiTM, Qbrexza®, Amzeeq®, Zilxi®, Accutane®, Exelderm®, Targadox®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

Revenues by product are summarized as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($ in thousands)	2025	2024	2025	2024
EmrosiTM	$4,883	$—	$9,748	$—
Qbrexza®	7,361	7,583	19,470	19,435
Accutane®	2,769	3,996	9,818	15,534
Foam franchise products (Amzeeq® & Zilxi®)	1,311	2,100	3,973	4,703
Other / legacy	701	950	2,164	2,842
Total product revenues	$17,025	$14,629	$45,173	$42,514

The Company recognized other revenue as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($ in thousands)	2025	2024	2025	2024
Cutia supply of Amzeeq	$606	$—	$606	$—
Total other revenues	$606	$—	$606	$—

Other revenue for the three and nine-month periods ended September 30, 2025 reflects the supply Amzeeq sold to Cutia pursuant to the Cutia Agreement. In August 2025, the Company began supplying Cutia with finished licensed products for Cutia’s commercial use. The Company recorded $0.6 million in Other revenue associated with the supply of Amzeeq to Cutia. See note 6 to the consolidated financial statements for further details on the Cutia Agreement.

Significant Customers

For the three and nine-month periods ended September 30, 2025 and 2024 there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At September 30, 2025, none of the Company’s customers accounted for more than 10% of its total accounts receivable balance. At December 31, 2024, one of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 10.3%.

NOTE 16. INCOME TAXES

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Loss before income taxes	$(2,315)	$(2,390)	$(10,124)	$(16,193)
Provision (benefit) for Income	—	—	60	—
Effective tax rate	0.0%	0.0%	-0.6%	0.0%

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of September 30, 2025.

As of September 30, 2025, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

On July 4, 2025, the reconciliation bill, commonly referred to as the “One Big Beautiful Bill Act” (OBBBA) was signed into law. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and experimental expenditures, a permanent reinstatement of elective 100% first-year bonus depreciation, changes to the Section 163(j) interest limitations, and expanded Section 162(m) aggregation requirements. In 2025, the Company does not expect the OBBBA to have a material impact on its income tax provision due to the valuation allowance maintained against our net deferred tax assets. The Company will continue to monitor the impact of the OBBBA, which may depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

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

The Company’s basic and diluted weighted-average number of common shares outstanding for the three and nine-month periods ended September 30, 2025 and 2024 were as follows:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2025	2024	2025	2024
Basic and diluted	24,959,114	20,537,794	23,628,921	20,137,942
Potentially dilutive securities:
Unvested restricted stock units	1,897,437	2,484,434	1,897,437	2,484,434
Stock options	1,423,702	1,739,786	1,762,911	1,640,972
Total potentially dilutive securities	3,321,139	4,224,220	3,660,348	4,125,406

The Company’s potentially dilutive securities, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three and nine-month periods ended September 30, 2025, and 2024, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income loss per share is the same for the three and nine-month periods ended September 30, 2025 and 2024.

NOTE 18. SEGMENT INFORMATION

The Company’s reportable segment net loss for the three and nine-month periods ending September 30, 2025 and 2024 consisted of the following:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue	$17,025	$14,629	$45,173	$42,514
Other revenue	606	—	606	—
Total revenue	$17,631	$14,629	$45,779	$42,514
Less: Segment Expenses(1)
Cost of goods sold – (excluding amortization of acquired intangible assets)	$5,755	$4,471	$15,484	$16,199
Research and development	287	842	326	9,639
Selling, general and administrative
Employee related	4,228	3,579	12,957	10,684
Sales, operations, outside services and consulting	2,583	2,026	7,506	5,867
Marketing related	1,631	3,012	5,393	5,217
Non-cash stock compensation	1,854	1,490	4,513	4,254
Legal and administrative	940	622	1,930	1,721
Product compliance expense	290	378	883	1,288
Office and administrative	247	165	749	539
Other	281	124	574	574
Other segment items(2)	1,850	310	5,648	2,725
Segment expenses	19,946	17,019	55,963	58,707
Net loss	$(2,315)	$(2,390)	$(10,184)	$(16,193)

Reconciliation of net loss:
Adjustments and reconciling items	—	—	—	—
Net loss	$(2,315)	$(2,390)	$(10,184)	$(16,193)
(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	Other segment items for the reportable segment include amortization of intangible assets, interest income (expense), foreign exchange transaction losses and income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

●	the fact that our products and product candidates are subject to time and cost intensive regulation and clinical testing and as a result, may never be successfully developed or commercialized;
●	a substantial portion of our sales derive from products that may become subject to third-party generic competition, the introduction of new competitor products, an increase in market share of existing competitor products, and/or are without patent protection, any of which could have a significant adverse impact on our operating income;
●	we operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations;
●	our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results;
●	competition could limit our products’ commercial opportunity and profitability, including competition from manufacturers of generic versions of our products;
●	the risk that our products do not achieve broad market acceptance, including by government and third-party payors;
●	our reliance on third parties for several aspects of our operations;
●	our dependence on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful;
●	the dependence of the success of our business, including our ability to finance our company and generate additional revenue, on the commercialization of EmrosiTM and the successful development, regulatory approval and commercialization of any future product candidates that we may develop, in-license or acquire;
●	clinical drug development is very expensive, time consuming, and uncertain and our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates;
●	our competitors could develop and commercialize products similar or identical to ours;
●	risks related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity;
●	the effects of major public health issues, epidemics or pandemics on our product revenues and any future clinical trials;
●	our potential need to raise additional capital;
●	the substantial doubt expressed about our ability to continue as a going concern;

●	Fortress controls a voting majority of our common stock, which could be detrimental to our other shareholders; and
●	the risks described under the section titled “Risk Factors” in Item 1A below and in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

Overview

We are a commercial-stage pharmaceutical company founded in October 2014 that primarily focuses on the selling and marketing of U.S. Food and Drug Administration (“FDA”) approved branded prescription pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes eight FDA-approved prescription drugs for dermatological conditions that are marketed in the U.S. and a majority of our revenues derive from our branded, patent protected products. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life and physicians and other licensed medical professionals to provide better care for their patients. We acquire rights to products and product candidates by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing the products through our field sales organization. We are a controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

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

Accounting Pronouncements

During the nine-month period ended September 30, 2025, there were no new accounting pronouncements or updates to recently issued accounting pronouncements disclosed in the 2024 Form 10-K that are expected to materially affect the Company’s present or future financial statements.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended September 30, 2025 and 2024:

Comparison of the Three-Month Periods Ended September 30, 2025 and 2024

	Three-Month Periods Ended September 30,		Change
($ in thousands, except per share data)	2025	2024	$	%
Revenue:
Product revenue, net	$17,025	$14,629	$2,396	16%
Other revenue	606	—	606	100%
Total revenue	17,631	14,629	3,002	21%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	5,755	4,471	1,284	29%
Amortization of acquired intangible assets	1,064	814	250	31%
Research and development	287	842	(555)	-66%
Selling, general and administrative	12,054	11,396	658	6%
Total operating expenses	19,160	17,523	1,637	9%
Loss from operations	(1,529)	(2,894)	1,365	-47%

Other expense (income)
Interest income	(154)	(188)	34	-18%
Interest expense	937	758	179	24%
Foreign exchange transaction losses	3	51	(48)	-94%
Gain on extinguishment of debt	—	(1,125)	1,125	-100%
Total other expense (income)	786	(504)	1,290	-256%
Loss before income taxes	(2,315)	(2,390)	75	-3%
Income tax expense	—	—	—	100%
Net loss	$(2,315)	$(2,390)	$75	-3%

Revenues

The following table reflects our net product revenue for the three-month periods ended September 30, 2025 and 2024:

	Three-Month Periods Ended
	September 30,		Change
($ in thousands)	2025	2024	$	%
EmrosiTM	$4,883	$—	$4,883	100%
Qbrexza®	7,361	7,583	(222)	-3%
Accutane®	2,769	3,996	(1,227)	-31%
Foam franchise products (Amzeeq® & Zilxi®)	1,311	2,100	(789)	-38%
Other / legacy	701	950	(249)	-26%
Total net product revenue	$17,025	$14,629	$2,396	16%

Total product revenue increased $2.4 million, or 16.0%, to $17.0 million for the three-month period ended September 30, 2025 compared to the three-month period ended September 30, 2014. The third quarter of 2025 includes $4.9 million of incremental net product revenue related to the U.S. commercial launch of Emrosi™, offset by a decrease in Accutane, as a result of lower sales volume driven by recent market competition.

Other Revenue

	Three-Month Periods Ended
	September 30,		Change
($in thousands)	2025	2024	$	%
Cutia supply of Amzeeq	$606	$—	606	100%
Total other revenue	$606	$—	$606	100%

Other revenue for the three-month period ended September 30, 2025 reflects the supply of Amzeeq sold to Cutia pursuant to the Cutia Agreement. In August 2025, we began supplying Cutia with finished licensed products for Cutia’s commercial use.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2025 and 2024, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of June 30, 2025	$2,499	$6,780	$3,794	$819	$13,892
Current provision related to sales in the current period	474	38,002	6,412	1,702	46,590
Checks/credits issued to third parties	(565)	(39,749)	(6,377)	(1,619)	(48,310)
Balance as of September 30, 2025	$2,408	$5,033	$3,829	$902	$12,172

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of June 30, 2024	$3,214	$1,764	$3,803	$1,029	$9,810
Current provision related to sales in the current period	456	18,241	6,228	1,066	25,991
Checks/credits issued to third parties	(240)	(18,289)	(6,370)	(1,151)	(26,050)
Balance as of September 30, 2024	$3,430	$1,716	$3,661	$944	$9,751

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $12.2 million at September 30, 2025, compared to $9.8 million at September 30, 2024, an increase of $2.4 million. The increase is due to the incremental allowances recorded related to the launch and commercialization of Emrosi, due substantially to the Emrosi coupon rebate allowance.

Cost of Goods Sold - (excluding amortization of acquired intangible assets)

Cost of goods sold - (excluding amortization of acquired intangible assets) increased by $1.3 million, or 29%, to $5.8 million for the three-month period ended September 30, 2025, from $4.5 million for the three-month period ended September 30, 2024, due to an increase in product-related cost of goods, including royalties, related to the incremental revenue from Emrosi.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.3 million, or 31%, to $1.1 million for the three-month period ended September 30, 2025, from $0.8 million for the three-month period ended September 30, 2024, driven by the addition of the Emrosi acquired intangible asset upon our payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

Research and Development

Research and development costs decreased by $0.6 million, or 66%, to $0.3 million for the three-month period ended September 30, 2025 from $0.8 million for the three-month period ended September 30, 2024. The third quarter of 2024 includes Emrosi pre-approval project expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $0.7 million, or 6%, to $12.1 million for the three-month period ended September 30, 2025, from $11.4 million for the three-month period ended September 30, 2024. The increase is primarily due to the incremental operational activities related to the launch and commercialization of Emrosi. Selling, general and administrative expenses for the three-month period ended September 30, 2025 also includes non-cash stock compensation of $1.9 million compared to $1.5 million for the three-month period ended September 30, 2024.

Interest Expense, net

Interest expense, net increased by $0.2 million, to $0.8 million for the three-month period ended September 30, 2025, from $0.6 million for the three-month period ended September 30, 2024. The increase is primarily attributable to a higher principal balance outstanding under the Credit Agreement with SWK.

Comparison of the Nine-Month Periods Ended September 30, 2025 and 2024

	Nine-Month Periods Ended September 30,		Change
($in thousands, except per share data)	2025	2024	$	%
Revenue:
Product revenue, net	$45,173	$42,514	$2,659	6%
Other revenue	606	—	606	100%
Total revenue	45,779	42,514	3,265	8%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	15,484	16,199	(715)	-4%
Amortization of acquired intangible assets	3,193	2,443	750	31%
Research and development	326	9,639	(9,313)	-97%
Selling, general and administrative	34,505	30,144	4,361	14%
Total operating expenses	53,508	58,425	(4,917)	-8%
Loss from operations	(7,729)	(15,911)	8,182	-51%

Other expense (income)
Interest income	(441)	(566)	125	-22%
Interest expense	2,765	1,869	896	48%
Foreign exchange transaction losses	71	104	(33)	-32%
Gain on extinguishment of debt	—	(1,125)	1,125	-100%
Total other expense (income)	2,395	282	2,113	749%
Loss before income taxes	(10,124)	(16,193)	6,069	-37%

Income tax expense	60	—	60	100%
Net loss	$(10,184)	$(16,193)	$6,009	-37%

Revenues

The following table reflects our net product revenue for the nine-month periods ended September 30, 2025 and 2024:

	Nine-Month Periods Ended
	September 30,		Change
($in thousands)	2025	2024	$	%
EmrosiTM	$9,748	$—	9,748	100%
Qbrexza®	19,470	19,435	35	0%
Accutane®	9,818	15,534	(5,716)	-37%
Vyne acquisition products (Amzeeq® & Zilxi®)	3,973	4,703	(730)	-16%
Other / legacy	2,164	2,842	(678)	-24%
Total net product revenue	$45,173	$42,514	$2,659	6%

Total net product revenues increased by $2.7 million, to $45.2 million for the nine-month period ended September 30, 2025 from $42.5 million for the nine-month period ended September 30, 2024. The nine months ended September 30, 2025 includes $9.7 million of incremental net product revenue related to the U.S. commercial launch of Emrosi™, offset by a decrease in Accutane, as a result of lower sales volume driven by recent market competition.

Other Revenue

	Nine-Month Periods Ended
	September 30,		Change
($in thousands)	2025	2024	$	%
Cutia supply of Amzeeq	$606	$—	$606	100%
Total other revenue	$606	$—	$606	100%

Other revenue for the nine-month period ended September 30, 2025 reflects the supply of Amzeeq sold to Cutia pursuant to the Cutia Agreement. In August 2025, we began supplying Cutia with finished licensed products for Cutia’s commercial use.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2025 and 2024, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2024	$3,124	$1,750	$3,717	$733	$9,324
Current provision related to sales in the current period	447	94,153	18,082	4,511	117,193
Checks/credits issued to third parties	(1,163)	(90,870)	(17,970)	(4,342)	(114,345)
Balance as of September 30, 2025	$2,408	$5,033	$3,829	$902	$12,172

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2023	$4,077	$3,444	$5,210	$1,386	$14,117
Current provision related to sales in the current period	1,696	60,556	17,441	4,780	84,473
Checks/credits issued to third parties	(2,343)	(62,284)	(18,990)	(5,222)	(88,839)
Balance as of September 30, 2024	$3,430	$1,716	$3,661	$944	$9,751

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $12.2 million at September 30, 2025, compared to $9.3 million at December 31, 2024, an increase of $2.9 million. The increase is due to the incremental allowances recorded related to the launch and commercialization of Emrosi, due substantially to the Emrosi coupon rebate allowance.

Cost of Goods Sold - (excluding amortization of acquired intangible assets)

Cost of goods sold - (excluding amortization of acquired intangible assets) decreased by $0.7 million, or 4.0%, to $15.5 million for the nine-month period ended September 30, 2025, from $16.2 million for the nine-month period ended September 30, 2024, due to lower overall product cost of goods related to product sales mix, driven mainly by the decrease in Accutane revenue, as well as lower inventory obsolescence costs for the nine-month period ended September 30, 2025.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.8 million, or 31%, to $3.2 million for the nine-month period ended September 30, 2025, from $2.4 million for the nine-month period ended September 30, 2024, driven by the addition of the Emrosi acquired intangible asset upon our payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

Research and Development

Research and development decreased by $9.3 million from period-to-period. The nine months ended September 30, 2024 includes Emrosi pre-approval project expenses, milestones and fees.

Selling, General and Administrative

Selling, general and administrative expenses increased by $4.4 million, or 14%, to $34.5 million for the nine-month period ended September 30, 2025, from $30.1 million for the nine-month period ended September 30, 2024. The increase is primarily due to the incremental operational activities related to the launch and commercialization of Emrosi.

Interest Expense, net

Interest expense, net increased by $1.0 million, to $2.3 million for the nine-month period ended September 30, 2025, from $1.3 million for the nine-month period ended September 30, 2024. The increase is primarily attributable to a higher principal balance outstanding under the Credit Agreement with SWK.

Liquidity and Capital Resources

At September 30, 2025, we had $24.9 million in cash and cash equivalents as compared to $20.3 million of cash and cash equivalents at December 31, 2024. At September 30, 2025 we had working capital of $16.7 million as compared to $13.0 million at December 31, 2024.

We rely primarily on cash on hand generated from sales of our pharmaceutical products to customers to fund our core operations. In addition, we have relied on the proceeds from our term loan Credit Facility with SWK Funding LLC (“SWK”), and our at-the-market sales program to meet additional capital and liquidity needs, specifically to fund the research and development and commercialization of Emrosi.

In August 2025, we executed a new At Market Issuance Sales Agreement (the “New Sales Agreement”) with B. Riley Securities, Inc (“B. Riley”) and Lake Street Capital Markets, LLC (“Lake Street”) (each, an “Agent” and together, the “Agents”), replacing the previous December 30, 2022 At Market Issuance Sales Agreement with B. Riley, as described in further detail below.

On September 25, 2025, we entered into a Third Amendment to our Credit Agreement with SWK (the “Third Amendment”). The Third Amendment, among other things, modifies our existing Credit Facility as described in further detail below.

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

Sources of Liquidity

SWK Credit Facility

On December 27, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with SWK Funding LLC (“SWK”). The Credit Agreement originally provided for a term loan facility (the “Credit Facility”) in the original principal amount of up to $20.0 million. On the closing date, we drew $15.0 million. On June 26, 2024, we drew the remaining $5.0 million under the Credit Facility. Loans under the Credit Facility (the “Term Loans”) bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a SOFR floor of 5%) plus 7.75%. The interest rate resets quarterly. Interest payments began in February 2024 and are paid quarterly.

On July 9, 2024, we entered into an amendment (the “First Amendment”) to the Credit Agreement. The First Amendment increased the original principal amount of the Credit Facility from $20.0 million to $25.0 million. The $5.0 million of additional principal added in the First Amendment was contractually required to be drawn upon FDA approval of Emrosi, subject to us receiving approval on or before June 30, 2025. The FDA approved Emrosi on November 1, 2024, and we subsequently drew the remaining $5.0 million.

On September 25, 2025, we entered into the Third Amendment. The Third Amendment, among other things, extends the maturity date of our existing Credit Facility from December 27, 2027 to June 27, 2028. The Third Amendment also modifies the Revenue-Based Payment provision, as defined in the Credit Agreement, by lowering the applicable revenue threshold, measured on a trailing twelve-month basis, from $70.0 million to $60.0 million. Upon satisfaction of the revised revenue threshold, the interest-only period under the Credit Facility will be extended by one year, with scheduled principal repayments commencing in February 2027 rather than February 2026. Thereafter, we will be required to make quarterly principal payments equal to $2.5 million per quarter, or 10.0%, of the outstanding principal amount of the funded Term Loan, with any remaining principal balance due on the maturity date, as compared to the prior schedule of approximately $3.8 million per quarter, or 15.0% of the outstanding principal amount of the funded Term Loan, with any remaining principal balance due on the maturity date.

The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all of our assets. As of September 30, 2025, we were in compliance with the financial covenants under the Credit Facility.

At-the-Market Offering

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “2022 Shelf”), which was declared effective by the Securities and Exchange Commission on January 26, 2023. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units. During the nine-months ended September 30, 2025, we issued and sold 1,832,107 shares of common stock under the 2022 Shelf, generating net proceeds of $10.9 million under the Sales Agreement with B. Riley.

In August 2025, we entered into the New Sales Agreement relating to shares of the Company’s common stock with B. Riley and Lake Street. In accordance with the terms of the New Sales Agreement, we may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal. As of September 30, 2025, we have not issued any shares under the New Sales Agreement.

Cash Flows for the Nine-Month Periods Ended September 30, 2025 and 2024

	Nine-Month Periods Ended September 30,		Increase
($’s in thousands)	2025	2024	(Decrease)
Net cash used in operating activities	$(6,157)	$(11,352)	$5,195
Net cash provided by (used in) investing activities	—	—	—
Net cash provided by financing activities	10,800	6,374	4,426
Net change in cash and cash equivalents	$4,643	$(4,978)	$9,621

Operating Activities

Net cash flows used in operating activities for the nine-month period ended September 30, 2025 decreased by $5.2 million, to $6.2 million, from net cash flows used in operating activities of $11.4 million for the nine-month period ended September 30, 2024. The decrease was driven primarily by the decrease in our net loss period-to-period driven by lower Emrosi R&D expenses related to pre-approval project expenses, milestones and fees for the nine-month period ended September 30, 2024, offset by changes in net working capital.

Financing Activities

Net cash flows provided by financing activities for the nine-month period ended September 30, 2025 increased by $4.4 million, to $10.8 million, from $6.4 million of cash flows provided by financing activities for the nine-month period ended September 30, 2024. The Company received proceeds from the issuance of common stock under the ATM program of $10.9 million for the nine-month period ended September 30, 2025, compared to receiving proceeds of $1.7 million and $5.0 million under the ATM program and the SWK credit facility, respectively, for the nine-month period ended September 30, 2024.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant currently include the following:

●	We are required to make regular payments under the SWK Credit Facility. Based on the amount currently outstanding under the SWK facility and current interest rates, and assuming we do not make further draws under the SWK facility, we expect to make the following payments:

	Payments by Period
		Remainder of
	Total	2025	2026	2027	2028

	($’s in thousands)
Interest	$5,852	$815	$2,745	$1,775	$517
Principal	25,000	—	7,500	7,500	10,000
Exit fee	1,250	—	—	—	1,250
Total	$32,102	$815	$10,245	$9,275	$11,767

●	We are contractually obligated to pay certain milestone and sales-based royalty payments to the counterparties of our license and product acquisition agreements. Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2025, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process any regulatory submissions we submit in a timely matter, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not sold any equity securities in transactions that were not registered under the Securities Act, and neither we nor our affiliates have purchased any equity securities issued by us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Form 8-K, filed on June 26, 2025 and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
10.1	Third Amendment to the Credit Agreement, dated September 25, 2025, by and among Journey Medical Corporation, SWK Funding LLC, and the other financial institutions party thereto.**
10.2

At Market Issuance Sales Agreement, dated as of August 28, 2025, by and among Journey Medical Corporation, B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, filed as Exhibit 10.1 to Form 8-K, filed on August 28, 2025 and incorporated herein by reference.

31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2025.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2025.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2025.***
32.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2025.***

101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**   Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: November 12, 2025	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Joseph Benesch
Joseph Benesch
Chief Financial Officer
(Principal Financial Officer)