Form 10-K
period 2025-12-31
Journey Medical Corp
filed 2026-03-26
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $84,657,305 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Capital Market on that date of $7.18.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of March 25, 2026
Class A Common Stock, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	21,330,696

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference in Part III of this Annual Report on Form 10-K.

JOURNEY MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-K

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

●	the fact that our products and future product candidates are subject to time and cost intensive regulation and clinical testing and as a result may never be successfully developed or commercialized;
●	a substantial portion of our sales derive from products that may become subject to third-party generic competition because their period of exclusivity has ended or they are without patent protection, subjecting them to the potential introduction of new competitor products and/or an increase in market share of existing competitor products, either of which could have a significant adverse impact on our operating income;
●	we operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations;
●	our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results;
●	competition could limit our products’ commercial opportunity and profitability, including competition from manufacturers of generic versions of our products;
●	the risk that our products do not achieve broad market acceptance, including by government and third-party payors;
●	our reliance on third parties for several aspects of our operations;
●	our dependence on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful;
●	the dependence of the success of our business, including our ability to finance our company and generate additional revenue, on the successful commercialization of EmrosiTM (Minocycline Hydrochloride Extended Release Capsules, 40 mg), formerly referred to as DFD-29 (“Emrosi”) and the successful development, regulatory approval and commercialization any future product candidates that we may develop, in-license or acquire;
●	clinical drug development is very expensive, time consuming, and uncertain and our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates;
●	our competitors could develop and commercialize products similar or identical to ours;
●	risks related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity;
●	the effects of major public health issues, epidemics or pandemics on our product revenues and any future clinical trials;
●	our potential need to raise additional capital;
●	the substantial doubt expressed about our ability to continue as a going concern;
●	Fortress Biotech, Inc. (“Fortress”) controls a voting majority of our common stock, which could be detrimental to our other stockholders; and
●	the risks described under the section titled “Risk Factors” in this Annual Report.

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

SUMMARY OF RISK FACTORS

Our business is subject to a number of risks which you should be aware of before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in our common stock and are not the only risks we face. These risks are more fully described in the section titled “Risk Factors” of this report on Form 10-K and include the following:

Risks Related to Our Business, Industry and Existing Operating Revenue Stream

●	Our products and future product candidates are subject to time and cost intensive regulation and clinical testing. As a result, they may never be successfully developed or commercialized. Further, any approved product may be subject to post-marketing requirements, including studies or clinical trials, the results of which could cause such product to be withdrawn from the market.
●	A substantial portion of our sales derive from products that may become subject to third-party generic competition because their period of exclusivity has ended or they are without patent protection, subjecting them to the potential introduction of new competitor products and/or an increase in market share of existing competitor products, either of which could have a significant adverse impact on our operating income.
●	We operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations.
●	Our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results.
●	Our competitors may develop treatments for our products’ target indications, which could limit our products’ commercial opportunity and profitability.

Risks Related to Our Reliance on Third Parties

●	We rely on third parties for several aspects of our operations, which limits our control over product development, marketing, manufacturing, and sale processes and may hinder our ability to develop and commercialize our products in a cost-effective and timely manner.

Risks Related to Our Growth

●	Our future growth may depend on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful.
●	We may expend resources on unsuccessful product candidates or indications and may fail to capitalize on more profitable or successful product candidates or indications.
●	There is substantial doubt regarding our ability to continue as a going concern. We may need to raise additional funding (which may not be available on acceptable terms to the Company, or at all) and/or to delay, limit or terminate certain of our product development and commercialization efforts or other operations.

Risks Related to Development and Regulatory Approval of Future Product Candidates

●	The success of our business, including our ability to finance our company and generate additional revenue, may depend on the successful development and regulatory approval of any future product candidates that we may develop, in-license or acquire.
●	Clinical drug development is very expensive, time consuming, and uncertain. Our clinical trials may fail to adequately demonstrate the safety and efficacy of future product candidates, which could prevent or delay regulatory approval and commercialization.

●	We expect to rely on third-party contract research organizations (“CROs”) and other third parties to conduct and oversee our clinical trials, other aspects of our product development and our regulatory submission process for our product candidates. If these third parties do not meet our requirements, conduct the trials as required or otherwise provide services as anticipated, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or successfully commercialize, any future product candidates when expected or at all.

Risks Pertaining to Intellectual Property, Generic Competition and Paragraph IV Litigation

●	If we are unable to maintain sufficient patent protection for our technology and products, our competitors could develop and commercialize products similar or identical to ours.
●	Any dispute with licensors may affect our ability to develop or commercialize future product candidates.
●	Generic drug companies may submit applications seeking approval to market generic versions of our products.
●	In connection with these applications, generic drug companies may seek to challenge the validity and enforceability of our patents through litigation and/or with the U.S. Patent and Trademark Office (“USPTO”). Such challenges may subject us to costly and time-consuming litigation and/or USPTO proceedings.
●	As a result of the loss of any patent protection from such litigation or USPTO proceedings, or the “at-risk” launch by a generic competitor of our products, our products could be sold at significantly lower prices, and we could lose a significant portion of sales of that product in a short period of time, which could adversely affect our business, financial condition, operating results and prospects.

Risks Related to our Platform and Data

●	Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity.

Risks Related to Our Finances and Capital Requirements

●	Due to the numerous risks and uncertainties associated with pharmaceutical product development, we may incur losses and may be unable to maintain profitability.
●	If we are unable to raise capital as needed, we may be forced to delay, reduce, or eliminate our operations.

Risks Relating to Owning our Common Stock

●	Our operating results have fluctuated in the past and we expect them to continue to do so. Any such fluctuation may cause our performance to fall below expectations, and our stock price may suffer.

Risks Related to our Relationship with Fortress

●	Fortress controls a voting majority of our common stock, which could be detrimental to our other shareholders. Further, Fortress’ ownership qualifies us as a “controlled company” under the Nasdaq listing standards.
●	Fortress’ financial obligations and any potential risk of default may adversely affect the Company or constrain our ability to take certain actions.

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

2025 Highlights and Events

On November 1, 2024, the FDA approved Emrosi for the treatment of inflammatory lesions of rosacea in adults. Emrosi was developed by Journey in collaboration with Dr. Reddy’s Laboratories, Ltd. (“DRL”). Our initial supply became available in March 2025. We began sales promotion of Emrosi beginning in April 2025, and we are commercializing Emrosi in the U.S. with our existing commercial team.

Effective after the close of U.S. equity markets on June 27, 2025, we joined the small cap Russell 2000® Index and the broad-market Russell 3000® Index as a result of the 2025 annual Russell Index reconstitution.

CORPORATE INFORMATION

Journey Medical Corporation was incorporated in Delaware in 2014. Our executive offices are located at 9237 E Via de Ventura Blvd. Suite 105, Scottsdale, AZ 85258. Our telephone number is 480-434-6670, and our e-mail address is info@jmcderm.com or ir@jmcderm.com.

We maintain a website with the address www.jmcderm.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

Our Market, Products and Relevant Disease States

Our major actively marketed products, which have been approved by the FDA for sale in the United States, include:

●	EmrosiTM (Minocycline Hydrochloride Extended Release Capsules, 40 mg for the treatment of inflammatory lesions of rosacea in adults), approved by the FDA in November 2024, sales promotion began in April 2025.
●	Qbrexza® (a medicated cloth towelette for the treatment of primary axillary hyperhidrosis in patients nine years of age and older), acquired and launched in May 2021;
●	Accutane® (an oral isotretinoin drug for the treatment of severe recalcitrant nodular acne), licensed in July 2020 and launched in March 2021;
●	Amzeeq® (minocycline) topical foam, 4% (a topical formulation of minocycline for the treatment of inflammatory lesions of non-nodular moderate to severe acne vulgaris in adults and children nine years and older), acquired and launched in January 2022;
●	Zilxi® (minocycline) topical foam, 1.5% (a topical minocycline treatment for inflammatory lesions of rosacea in adults), acquired and launched in January 2022;

In addition to our actively marketed products, we also have a portfolio of legacy products that we continue to sell, including: Exelderm® Cream and Solution (a broad-spectrum antifungal intended for topical use), Targadox® (an oral doxycycline drug for adjunctive therapy for severe acne), and Luxamend® (a water-based emulsion formulated to provide an optimally moist healing environment for superficial wounds; minor cuts or scrapes; dermal ulcers; donor sites; first- and second-degree burns, including sunburns; and radiation dermatitis).

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

The tetracycline class of antibiotics (minocycline and doxycycline) are considered to be effective options for the treatment of papulopustular rosacea. Oral doxycycline (40mg) has been approved for the treatment of only inflammatory lesions (papules and pustules) of rosacea and is available under the proprietary name Oracea® (Galderma L.P.) in the U.S. Oracea was the most prescribed oral doxycycline brand for rosacea for the last 20 years. Minocycline is widely believed to be the most effective tetracycline agent due to its high lipophilicity, which is anticipated to permit greater permeation into, and accumulation in, the sebaceous follicles and layers of the epidermis.

Emrosi for the Treatment of Rosacea

Emrosi (previously referred to as DFD-29) is a 40mg minocycline hydrochloride extended release capsule for oral use indicated to treat inflammatory lesions (papules and pustules) of rosacea in adults. Emrosi 40mg is now the lowest-dose approved oral minocycline hydrochloride approved by the FDA. It was developed using Multiple Unit Pellet System technology, which combines Immediate Release (10mg) and Extended Release (30mg) Minocycline pellets for uniform drug release. Emrosi has shown statistical superiority to Oracea and Placebo on the co-primary endpoints and all secondary endpoints in two phase 3 studies and was well-tolerated. The New Drug Application (the “NDA”) was filed under Section 505(b)(2) of the Food Drug and Cosmetic Act (“FDCA”) in January 2024 and was approved in November 2024 by the FDA. Emrosi has three Orange Book-listed patents that extend through January of 2039.

The oral rosacea market had more than 1.5 million prescriptions in 2025 according to Symphony Health.

Zilxi for the Treatment of Rosacea

Zilxi (1.5% minocycline foam) was approved by the FDA in May 2020 and became available in pharmacies nationwide in October 2020. Zilxi is a once-daily novel antibiotic foam formulation of minocycline for the treatment of inflammatory lesions of rosacea in adults. Similar to Amzeeq, Zilxi leverages MST™ technology and is the first minocycline product of any form to be approved by the FDA for use in rosacea. We believe the anti-inflammatory properties of minocycline delivered in our innovative foam technology make Zilxi a highly appealing treatment option for rosacea patients. Zilxi has nine Orange Book-listed patents that extend through October of 2030.

The topical rosacea market had more than 4.7 million prescriptions in 2025 according to Symphony Health.

Excessive Underarm Sweating and the Current Standard of Care

Excessive underarm sweating, commonly referred to as primary axillary hyperhidrosis (“PAH”), is a disorder characterized by excessive sweating in the armpits. The exact cause of PAH is not known, and the disorder affects males and females equally. When excessive sweating occurs as part of some other disorder, it is said to be secondary hyperhidrosis, which is a more commonly encountered condition than primary hyperhidrosis. According to a 2016 article published in the Archives of Dermatological Research, there are approximately 10 million people who suffer from PAH in the United States. The symptoms of PAH typically begin during childhood or puberty and may often, although not always, persist throughout a person’s life. Affected individuals may experience a heightened reaction to certain stimuli that can cause sweating such as anxiety, pain, exercise, tension, caffeine, and/or nicotine. The symptoms of this disorder develop due to overactivity of certain sweat glands, and incidences may be precipitated by social and/or physical stress. Some people with PAH experience relief from the symptoms during adulthood without treatment or obvious reason for the remission.

Pharmacological treatment options for PAH include topical, oral and iontophoretic treatments.

Qbrexza (glycopyrronium 2.4% cloth) for the Treatment of Primary Axillary Hyperhidrosis

Our Qbrexza (glycopyrronium 2.4%) product is a topical, once-daily anticholinergic cloth that was approved by the FDA in June 2018 for the treatment of PAH in adult and pediatric patients nine years of age and older. Anticholinergics are a class of pharmaceutical products that exert their effect by blocking the action of acetylcholine, a neurotransmitter that transmits signals within the nervous system that are responsible for the activation of sweat glands. Qbrexza is applied directly to the skin and is designed to block underarm sweat production by inhibiting sweat gland activation. Qbrexza has eight Orange Book-listed patents that extend through February of 2033.

The PAH market had approximately 560,000 prescriptions in 2025 according to Symphony Health, excluding over-the-counter (“OTC”) clinical strength anti-perspirants.

Acne and the Current Standard of Care

Acne, also known as acne vulgaris, is a common skin disorder characterized by a blockage of hair follicles, which are clogged with oil and dead skin cells. According to the American Academy of Dermatology, acne is the most common skin condition in the U.S., affecting up to 50 million individuals annually.

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

Accutane for the Treatment of Severe Recalcitrant Nodular Acne

Accutane (isotretinoin 10mg, 20mg, 30mg, and 40mg capsules USP) is indicated for the treatment of severe recalcitrant nodular acne. Accutane is used to treat a type of severe recalcitrant nodular acne that has not been helped by other treatments, including antibiotics. Severe recalcitrant nodular acne occurs when many red, swollen, tender lumps form in the skin. Patients with severe nodular acne are at higher risk of scarring. Accutane belongs to a class of drugs that affects all four major pathogenic processes in acne: increased sebum production, irregular follicular desquamation, propionibacterium acnes proliferation and inflammation. Accutane has achieved a strong market position and is well known in the dermatology community.

The oral isotretinoin market had just over 2.3 million prescriptions in 2025 according to Symphony Health.

Targadox for the Treatment of Severe Acne

Targadox (doxycycline hyclate immediate release 50mg tablets) is indicated as adjunctive therapy for severe acne, which is part of a class of oral antibiotics known as tetracyclines. The tetracycline class, which includes minocycline, doxycycline, sarecycline and tetracycline, is particularly effective in treatment for more severe forms of acne due to its antibacterial and anti-inflammatory properties. Targadox is gluten-free, lactose-free, animal byproduct-free, and GMO-free.

The oral doxycycline market had more than 28.5 million prescriptions in 2025 according to Symphony Health.

Amzeeq for the Treatment of Moderate-to-Severe Acne

Amzeeq (4% minocycline foam) was approved by the FDA in October 2019 and became available in pharmacies nationwide in January 2020. Amzeeq is a once-daily novel topical antibiotic foam formulation of minocycline for the treatment of inflammatory lesions of non-nodular moderate-to-severe acne vulgaris in patients nine years of age and older. Amzeeq utilizes proprietary MST™ technology and is the first topical minocycline to be approved by the FDA for any condition. We believe that the combination of a well-established antibiotic in a well-tolerated, easy to use foam makes Amzeeq a very attractive treatment option for patients. As the first topical minocycline to be approved by the FDA for any condition, we believe that Amzeeq may provide a new treatment alternative for patients and healthcare providers who are unsatisfied with their current therapies. Amzeeq has 12 Orange Book-listed patents that extend through September of 2037.

The topical acne market had more than 24.8 million prescriptions in 2025 according to Symphony Health, presenting significant unmet needs of patients and healthcare providers to be addressed.

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

Treatment options typically involve topical OTC and prescription antifungal medications. Where difficult to administer topically, oral options (such as for toenail fungus or oral thrush) or suppositories (such as for vaginal yeast infections) have proven to be more effective. OTC products typically include known antifungal ingredients such as clotrimazole, miconazole, terbinafine or ketoconazole. Prescription treatments are often reserved for more serious infections or for those in hard-to-treat areas. In conjunction with OTC or prescription medications, lifestyle adjustments, including daily washing of bedding and clothing during an infection, drying thoroughly after bathing, wearing loose clothing in affected areas and actively treating infected areas, can all contribute to disinfecting your surroundings and preventing a prolongation or recurrence of infection.

Exelderm for the Treatment of Fungal Skin Infections

Exelderm (sulconazole nitrate 1%, cream and solution) is a broad-spectrum antifungal agent indicated for the treatment of ringworm-caused fungal infections including tinea pedis, tinea cruris, tinea corporis and tinea versicolor. The active pharmaceutical ingredient (sulconazole) acts by inhibiting fungal cell division and growth and has been shown to have broad activity against candida species, aspergillus species and dermatophytes. Exelderm cream or solution is administered externally only, whereby a small amount of cream or solution is gently massaged into the affected and surrounding areas and only requires a convenient once or twice daily application. However, when used to treat tinea pedis, for which Exelderm cream is also indicated, twice daily application is required.

The topical antifungal market had more than 13.2 million prescriptions in 2025 according to Symphony Health.

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

Anti-Itch Product for the Treatment of Pruritus

Our acquired anti-itch product is indicated to treat pruritus, scabies, and other skin itch conditions (“Anti-itch Product”). Our Anti-itch Product delivers prescription relief and is non-steroidal and antihistamine free. Topical steroids are effective against itch because they reduce inflammation that can cause itch. However, they are not recommended for long-term use. Antihistamines are also effective in treating some types of itch, but they too have drawbacks with continued use. We plan on launching our Anti-itch Product through our field sales force during the first half of 2026.

Luxamend for Wound Healing

Luxamend is a water-based wound cream formulated for the dressing and management of superficial wounds; minor abrasions; dermal ulcers; donor sites; 1st and 2nd degree burns, including sunburns; and radiation dermatitis. Luxamend contains purified water, white mineral oil, ethylene glycol monostearate, stearic acid, propylene glycol, paraffin wax, squalane, avocado oil, trolamine/sodium alginate, triethanolamine, cetyl palmitate, sodium sulfate (anhydrous), potassium sorbate, methylparaben sodium, propylparaben sodium, sodium hexametaphosphate, sulfamic acid, and allergen-free fragrance. When applied properly to a wound, Luxamend provides an optimum moist environment for the healing process. It is approved as a prescription medical device and is supplied in a 114-gram tube.

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

An important part of our growth strategy is to identify new business development opportunities, including development stage and commercial drugs that we may acquire from other pharmaceutical companies. We are in various stages of discussion for other opportunities, both commercial and development stage, that could drive additional growth in the business. Successful development and commercialization of any future in-licensed development stage or commercial drugs will require us to navigate the many laws and regulations of governmental authorities and regulatory agencies around the world, including the FDA, relating to the manufacture, development, approval and commercialization of investigational drugs, if approved. For development stage drugs, we may require financial resources significantly in excess of our current cash on hand, and it may take many years for us to receive marketing approval, if ever, for any in-licensed or acquired product candidate.

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

Employees and Human Capital Management

As of March 18, 2026, we had 58 employees, all of whom are full-time employees. 39 of these employees are in sales and marketing and 19 employees in general and administrative positions. Additionally, we have retained a number of expert advisors and consultants that help us navigate through different aspects of our business. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Our human capital management objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our new and existing employees. The principal purpose of our equity incentive plan is to attract, retain, and motivate selected employees, consultants, and directors through the granting of share-based compensation awards and cash-based bonus awards.

Geographic Areas

In general, all of our product revenues are generated from operations or otherwise earned within the U.S. During 2025, we began supplying Cutia Therapeutics (HK) Limited (“Cutia”) with Amzeeq for sale in the People’s Republic of China (the “PRC”). We recognized Other revenue during 2025 associated with the supply of Amzeeq to Cutia and royalties earned on net sales made by Cutia in the PRC.

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

In-licensing Agreements and Asset Acquisitions

Amzeeq, Zilxi, FCD105 and the Molecule Stabilizing Technology Platform

On January 12, 2022, we entered into an Asset Purchase Agreement (the “Vyne APA”) with Vyne Therapeutics Inc. (“Vyne”) to acquire Vyne’s Molecule Stabilizing Technology™ franchise (the “Acquisition”) for an upfront payment of $20.0 million, with an additional $5.0 million payment due on the one-year anniversary of the closing of the Acquisition. The Vyne APA also provides for contingent net sales milestone payments: in the first calendar year in which annual sales reach each of $100 million, $200 million, $300 million, $400 million and $500 million, we will be required to make a one-time payment of $10 million, $20 million, $30 million, $40 million and $50 million, respectively, in that year only, per product, totaling up to $450.0 million. In addition, Journey will pay Vyne 10% of any upfront payment received by Journey from a licensee or sublicensee of the products in any territory outside of the U.S., subject to exceptions for certain jurisdictions as detailed in the Vyne APA. There are no subsequent milestone payments or royalties beyond the aforementioned payments. The Acquisition included two FDA-approved products (Amzeeq and Zilxi), and a development-stage dermatology program (FCD105), along with the Molecule Stabilizing Technology proprietary platform.

Emrosi (formerly DFD-29)

On June 29, 2021, we entered into a license, collaboration, and assignment agreement with DRL to obtain the global rights for the development and commercialization of Emrosi, a late-stage development modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea (the “Emrosi Agreement”). We acquired global rights to Emrosi, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets including Armenia, Azerbaijan, Belarus, Brazil, Georgia, India, Kazakhstan, Kyrgyzstan, Moldova, the PRC, Russia, Taiwan, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Pursuant to the Emrosi Agreement, we agreed to make an upfront payment of $10.0 million, comprised of a $2.0 million payment upon execution and $8.0 million which was paid on September 29, 2021, 90 days following execution. In addition, we paid two developmental milestones in 2024. In January 2024 we paid a $3.0 milestone to DRL, based on FDA acceptance of the NDA application for Emrosi, and in December of 2024 we paid a $15.0 million milestone payment to DRL, which was triggered by the November 1, 2024 FDA approval of Emrosi. Upon the $15.0 million milestone payment, the assets related to Emrosi, including the NDA, regulatory documentation and intellectual property, transferred to us. Pursuant to the Emrosi Agreement we may be required to pay additional contingent regulatory, commercial, and corporate-based milestone payments, totaling up to $150.0 million. Royalties ranging from ten percent to fourteen percent are payable on net sales of the product. Royalties are payable in each country until the last-to-expire patent in such country expires. Royalties are subject to a 50% reduction in the event that a generic competitor launches in an applicable country where we market and sell the product.

Qbrexza

On March 31, 2021, we executed an asset purchase agreement for Qbrexza (the “Qbrexza APA”) with Dermira Inc. (“Dermira”), pursuant to which we acquired global ownership to Qbrexza (glycopyrronium), a prescription cloth towelette approved to treat primary axillary hyperhidrosis in people nine years of age and older. The transaction closed on May 14, 2021, and pursuant to the Qbrexza APA, we made an upfront $12.5 million cash payment to Dermira. We are obligated to make payments to Dermira of up to $144.0 million in the aggregate upon the achievement of certain milestones. We are required to pay royalties on Qbrexza net sales ranging from the lower teen digits to the upper teen digits, which are payable for a period of eight years ending in 2029, subject to certain reductions. The Qbrexza APA contains customary representations, warranties, and indemnities. Each party may also terminate the Qbrexza APA for material breach by the other party.

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

We are permitted to grant sublicenses to the licensed rights and may assign the agreements upon our acquisition or that of our assets that relate to the license agreement. We may terminate the license agreement if Rose U experiences certain insolvency events or if Rose U commits a material breach of the license agreement, subject to applicable cure provisions. Rose U may terminate the license in certain circumstances if we experience certain insolvency events or if we commit a material breach of the license agreement or if we cause Rose U to be in material breach of its license agreement with Stiefel, subject in each case to applicable cure provisions. Subject to earlier termination, the license agreement remains in effect until 15 years following the first commercial sale of a licensed product has elapsed or, if later, the date that the last patent or patent application in the licensed patent rights has expired or been revoked, invalidated or abandoned. As of December 31, 2025, the last-to-expire issued patent relating to Qbrexza that we license under the license agreement with Rose U expires in 2029.

Accutane

On July 29, 2020, we entered into a license and supply agreement for Accutane (the “Accutane Agreement”) with DRL. Pursuant to the Accutane Agreement, we agreed to pay $5.0 million, comprised of an upfront payment of $1.0 million paid upon execution, with additional milestone payments totaling $4.0 million due over time. To date, we have paid all of the additional milestone payments. Three additional milestone payments totaling $17.0 million are contingent upon the achievement of certain net sales milestones. Royalties in the low-double digits based on net sales, subject to specified reductions, are also due.

The term of the Accutane Agreement is ten years and renewable upon mutual agreement. The agreement contains customary representations, warranties, and indemnities. Each party may also terminate the Accutane Agreement for material breach by the other party or for certain bankruptcy or insolvency related events and we may terminate the Accutane Agreement upon 180 days written notice to the other party. We commenced sales of this product in April 2021.

Anti-Itch Product

On December 18, 2020, we entered into an asset purchase agreement for our Anti-itch Product (the “Anti-itch APA”) with Sun Pharmaceutical Industries, Inc. (“Sun”). Pursuant to the Anti-itch APA, total consideration is $4.0 million, comprised of an upfront payment of $2.0 million, payable upon execution. Through December 31, 2025, we have paid $4.0 million and have no additional payment obligations. The Anti-itch APA contains customary representations, warranties, and indemnities. There are no subsequent milestone payments or royalties beyond the aforementioned payments. We intend to launch this product during the first half of 2026.

Exelderm

On August 31, 2018, we entered into an asset purchase agreement for Exelderm (the “Exelderm APA”) with Sun. Pursuant to the Exelderm APA, total consideration is $1.6 million, comprised of an upfront payment of $1.2 million, which was payable within 60 days after execution on October 31, 2018. The remaining milestone payment was contingent upon net sales reaching a certain threshold, at which point a $0.4 million payment became due. This threshold was achieved in 2020 and paid in early 2021. We were obligated to pay royalties in the low-double digits based on net sales of Exelderm until the end of 2023, and no additional licensing or milestone payments are required. We commenced sales of this product in August 2018.

Targadox

On May 21, 2025, we entered into a Manufacturing and Supply Agreement for Targadox (the “Targadox Agreement”) with Epic Pharma, LLC (“Epic”). No royalties or upfront payment was made. The term of the Targadox Agreement is three years and automatically renews for two-year periods unless either party provides notice of its intent not to renew at least 120 days prior to the expiration of the applicable term. The Targadox Agreement contains customary representations, warranties, and indemnities. Each party may also terminate the Targadox Agreement for material breach by the other party or for certain bankruptcy or insolvency related events. We commenced sales of this product under a previous agreement with an affiliated entity of Epic, PuraCap International LLC n/k/a Caribe Holdings, Inc., in October 2016. We commenced sales of this product in September 2025 under the Targadox Agreement.

Out-licensing Agreements

Maruho License Agreement

On August 31, 2023, we entered into the New License Agreement with Maruho Co. Lts. (“Maruho”), whereby we granted an exclusive license to Maruho to develop and commercialize Qbrexza for the treatment of primary axillary hyperhidrosis in South Korea, Taiwan, Hong Kong, Macau, Thailand, Indonesia, Malaysia, Philippines, Singapore, Vietnam, Brunei, Cambodia, Myanmar and Laos. Under the terms of the New License Agreement, in exchange for the exclusive rights to Qbrexza in Japan, Maruho paid $19.0 million as a non-refundable upfront payment.

Cutia License Agreement

In January 2022, as a part of the Vyne APA, we assumed a license agreement with Cutia, a Hong Kong biopharmaceutical company with experience in developing pharmaceutical products in the greater China region (the “Cutia Agreement”). Pursuant to the agreement, Cutia was granted an exclusive license to obtain regulatory approval of and commercialize Amzeeq (topical 4% minocycline foam) and Zilxi (topical 1.5% minocycline foam) in mainland China, Taiwan, Hong Kong and Macau. We have agreed to supply the finished Licensed Products to Cutia for clinical and commercial use at an agreed price. On November 11, 2024, Cutia received marketing approval for topical 4% minocycline foam from the National Medical Products Administration (the “NMPA”) of the PRC. The approval triggered a $1.0 million dollar milestone payment to us. Additionally, during 2025, we began supplying Amzeeq to Cutia and earning a royalty on net sales of Amzeeq made by Cutia.

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

Four of our FDA approved products, Emrosi, Qbrexza, Amzeeq, and Zilxi currently have patent protection with patents listed in the FDA Orange Book.

Emrosi Patents

With regard to Emrosi, we own three issued U.S. patents, one allowed application, and one U.S. continuation application, as well as four issued foreign patents (one in each of Australia, Japan, Korea, and Mexico) and eight foreign pending patent applications (one in each of Australia, Canada, Europe, Japan, and South Africa; and two in New Zealand) covering methods and/or compositions for treating an inflammatory skin condition by selecting and administering an oral composition comprising reduced dose of minocycline and the relevant pharmacokinetic parameters. We have also filed an additional patent application directed to methods and compositions for treating rosacea which is currently pending as a U.S. patent application and an International Patent Application (PCT). The three issued U.S. patents will expire in 2039.

Qbrexza Patents

We own or have an exclusive license to 20 issued U.S. patents and 38 issued foreign patents, which include granted European patent rights that have been validated in selected European Patent Office (“EPO”) member states (Switzerland, Germany, Spain, France, Great Britain (UK), Ireland, Italy), Australia, Canada, Mexico, Israel, Japan, Hong Kong, Korea, New Zealand, Singapore, and South Africa, as well as two pending U.S. patent applications, and one pending foreign patent application, all relating to Qbrexza.

We own 16 of the issued U.S. patents, the one pending U.S. patent application, 29 of the issued foreign patents, and the pending foreign application, and have exclusively licensed from Rose U worldwide rights to four of the issued U.S. patents, and nine issued foreign patents. The issued Qbrexza patents contain claims directed to individually packaged wipes for the treatment of hyperhidrosis where the wipes contain a composition comprising Qbrexza or other related compounds, and methods of alleviating hyperhidrosis using such compositions and contain claims directed to compositions comprising Qbrexza or other related compounds, individually packaged wipes comprising such compositions, absorbent pads comprising Qbrexza pharmaceutical compositions and methods of treating hyperhidrosis with topical administration of Qbrexza or other related formulations. The issued U.S. and foreign patents and applications relating to Qbrexza will expire between 2028 and 2033.

Amzeeq, Zilxi and the Molecular Stabilizing Technology Platform Patents

We own 30 issued U.S. patents and 17 issued foreign patents, and five pending U.S. patent applications, and two pending foreign patent applications. Of these patents and patent applications:

●	There are 14 issued U.S. patents, 14 issued foreign patents (Australia, Canada, Europe, Israel, Mexico, United Kingdom, South Africa), two pending U.S. patent applications and one pending foreign application (Canada), all relating to Amzeeq. The issued Amzeeq patents contain claims directed to compositions and use of the compositions (method claims). The issued U.S. and foreign patents relating to Amzeeq will expire between 2030 and 2037 and the pending U.S. and foreign patent applications relating to Amzeeq will expire between 2030 and 2037.
●	There are 11 issued U.S. patents, 14 issued foreign patents (Australia, Canada, Europe, Israel, Mexico, United Kingdom, South Africa), and two pending U.S. patent applications, all relating to Zilxi. The issued Zilxi patents contain claims directed to compositions and use of the compositions (method claims). The issued U.S. and foreign patents relating to Zilxi will expire between 2030 and 2037 and the pending U.S. and foreign patent applications relating to Zilxi will expire between 2030 and 2037.
●	The other patents related to molecular stabilizing platform but not products directly are 13 issued U.S. patents, two pending U.S. patent applications, three issued foreign patents (Canada, Israel, and Mexico), and one pending foreign application (Europe).

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

If a patent is issued to a third party containing one or more preclusive or conflicting claims, and those claims are ultimately determined to be valid and enforceable, we may be required to obtain a license under such patent or to develop or obtain alternative technology, neither of which may be possible. In the event of litigation involving a third-party claim, an adverse outcome in the litigation could subject us to significant liabilities to such third party, require us to seek a license under the disputed rights of such third party, and/or require us to cease use of the technology. Moreover, our breach of an existing license or failure to obtain a license for technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation could involve substantial costs.

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

We may find it necessary to initiate litigation to enforce our patent rights, to protect our intellectual property or trade secrets or to determine the scope and validity of the proprietary rights of others. Litigation is costly and time-consuming and there can be no assurance that our litigation expenses will not be significant in the future or that we will prevail in any such litigation. See “Item 3 - Legal Proceedings” for additional information.

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

Generic Competition

We face increased competition from manufacturers of generic pharmaceutical products, who may submit applications to the FDA seeking to market generic versions of our products. In connection with these applications, the generic drug companies may seek to challenge the validity and enforceability of our patents through litigation. When patents covering certain of our products (if applicable) expire or are successfully challenged through litigation or in USPTO proceedings, if a generic company launches a competing product “at risk,” or when the regulatory or licensed exclusivity for our products (if applicable) expires or is otherwise lost, we may face generic competition as a result. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required to be utilized before or in preference to the branded version under third-party reimbursement programs, or substituted by pharmacies. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits, but also cost advantages as compared with other forms of care. Generic products generally face intense competition from other generic equivalents (including authorized generics) and therapeutically similar branded or generic products. See “Item 3 - Legal Proceedings” for additional information.

Supply and Manufacturing

We have limited experience in manufacturing products for clinical or commercial purposes, and we currently do not have any internal manufacturing capabilities. We currently rely upon multiple contract manufacturers to produce our products and clinical supply of product candidates, some of which are located outside of the U.S., and will continue to rely upon contract manufacturers for any current or future product candidates under current Good Manufacturing Practice (“cGMP”) regulations for use in pre-clinical and clinical activities. Due to the risks associated with reliance on third-party manufacturing, as part of our current and future strategy of licensing, acquiring, or the future development of assets, we currently, and will continue to, secure manufacturing agreements with either a counterparty to a transaction, with one or more of our contract manufacturers or additional contract manufacturers. As with any supply program, obtaining raw materials of the correct quality cannot be guaranteed, and we cannot ensure that we will be successful. Our third-party manufacturers have a limited number of facilities in which our product candidates can be produced and may have limited experience in manufacturing our product candidates in quantities sufficient for commercialization. Our third-party manufacturers will have other clients and may have other priorities that could affect their ability to perform the work satisfactorily and/or on a timely basis. Both of these occurrences would be beyond our control. We expect to similarly rely on contract manufacturing relationships for any products that we may in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

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

The length of time necessary to complete clinical trials varies significantly and may be difficult to predict. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Additional factors that can cause delay or termination in future clinical trials, or that may increase the costs of these trials, include:

●	slow patient enrollment due to the nature of the clinical trial plan, the proximity of patients to clinical sites, the eligibility criteria for participation in the study or other factors;
●	inadequately trained or insufficient personnel at the study site to assist in overseeing and monitoring clinical trials or delays in approvals from a study site’s review board;
●	longer treatment time required to demonstrate efficacy or determine the appropriate product dose;
●	insufficient supply of the drug candidates;
●	adverse events in treated patients; and
●	ineffectiveness of the drug candidates.

In addition, the FDA, equivalent foreign regulatory authority, or a data safety monitoring committee for a trial may place a clinical trial on hold or terminate it if it concludes that subjects are being exposed to an unacceptable health risk, or for futility. Any drug is likely to produce some toxicity or undesirable adverse events in animals and in humans when administered at sufficiently high doses and/or for a sufficiently long period of time. Unacceptable toxicity or adverse events may occur at any dose level at any time in the course of studies in animals designed to identify unacceptable effects of a drug candidate, known as toxicological studies, or clinical trials of drug candidates. The appearance of any unacceptable toxicity or adverse event could cause us or regulatory authorities to interrupt, limit, delay or abort the development of any of our drug candidates and could ultimately prevent approval by the FDA or foreign regulatory authorities for any or all targeted indications.

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

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings of safety and effectiveness for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired; until any non-patent exclusivity, such as exclusivity for obtaining approval of a New Chemical Entity, listed in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book,” for the referenced product has expired; and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. In the interim period, the FDA may grant tentative approval. Tentative approval indicates that the FDA has determined that the applicant meets the standards for approval as of the date that the tentative approval is granted. Final regulatory approval can only be granted if the FDA is assured that there is no new information that would affect final regulatory/ approval.

The FDA may request a REMS, as part of an NDA, ANDA, 510(K) or BLA. The REMS typically contains some combination of post-marketing obligations of the sponsor to train prescribing physicians, monitor drug use, including off-label use, and conduct sufficient Phase 4 follow-up studies and registries to ensure the continued safe use of the drug.

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

If the FDA grants approval, the approval will be limited to those conditions and patient populations for which the product is safe and effective, as demonstrated through clinical studies. Further, a product may be marketed only in those dosage forms and for those indications approved in the NDA, ANDA, 510(K), or BLA. Certain changes to an approved BLA, including, with certain exceptions, any significant changes to labeling, require approval of a supplemental application before the drug may be marketed as changed. Any products that we manufacture or distribute pursuant to FDA approvals are subject to continuing monitoring and regulation by the FDA, including compliance with cGMP and the reporting of adverse experiences with the drugs. The nature of marketing claims that the FDA will permit us to make in the labeling and advertising of our products will generally be limited to those specified in FDA approved labeling, and the advertising of our products will be subject to comprehensive monitoring and regulation by the FDA. Drugs whose review was accelerated may carry additional restrictions on marketing activities, including the requirement that all promotional materials are pre-submitted to the FDA. Claims not consistent with approved labeling will constitute a violation of the FDCA. Violations of the FDCA or regulatory requirements at any time during the product development process, approval process, or marketing and sale following approval may result in agency enforcement actions, including withdrawal of approval, recall, seizure of products, warning letters, untitled letters, Form 483s, injunctions, fines and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on our business.

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

The Inflation Reduction Act of 2022 (the “IRA”) contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services (“HHS”) that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Orphan drugs that treat only one rare disease are exempt from the IRA’s drug negotiation program. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA.

In May 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, the HHS, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparably developed nations.

As an alternative to the Affordable Care Act, President Trump recently announced the Great Healthcare Plan. As presented, the plan is intended to lower drug prices by increasing competition and benchmarking U.S. drug prices to other countries, reduce insurance premiums by redirecting subsidies from insurers to individuals, increase accountability and transparency from insurers, and promote consumer choice by giving individuals more direct control over how healthcare dollars are spent. Legislative and regulatory action will be required to fully implement the plan. It is unclear how these proposed changes will impact our business and the pharmaceutical industry in general.

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

Other Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the HHS, the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments.

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

Additionally, the DSCSA directs FDA to establish national licensure standards for wholesale distributors and third-party logistics providers, and requires these entities report licensure and other information to FDA annually. The implementation and enforcement of complete unit level traceability of verifiable return serialization, including aggregation throughout the whole supply chain is also required. Although the rule regarding wholesale distributor verification of saleable returned products does not directly apply to our Company, we are required to assist our wholesale distributor customers by setting in place mechanics that would allow for traceability of returns in the supply chain. If we are not able to come into compliance of this rule, our wholesale distributor customers may not accept our returns on our behalf.

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

Also, a substantial portion of our sales derive from products that may become subject to third-party generic competition because their period of exclusivity has ended or they are without patent protection, subjecting them to the potential introduction of new competitor products and/or an increased market share of existing competitor products, either of which could have a significant adverse effect on our operating income.

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

A substantial portion of our sales derive from products that may become subject to third-party generic competition because their period of exclusivity has ended or they are without patent protection, subjecting them to the potential introduction of new competitor products and/or an increase in market share of existing competitor products, either of which could have a significant adverse impact on our operating income. Three of our marketed products, Qbrexza, Amzeeq, and Zilxi as well as Emrosi which was approved by the FDA on November 1, 2024, currently have patent protection. Four of our marketed products, Accutane, Targadox, Exelderm and Luxamend, do not have patent protection or otherwise are not eligible for patent protection. Accutane currently competes in the Isotretinoin market with five other therapeutic equivalent (“AB rated”) products. Targadox faces AB rated generic competition. Exelderm may face AB rated generic competition in the future.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for future product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

If serious adverse events are identified during the development of any future product candidates, we may need to abandon or limit our development of these product candidates.

If any future product candidates are associated with undesirable adverse events, toxicities, or other negative characteristics, we may need to abandon such product candidates’ development or limit development to more narrow uses or subpopulations. Such adverse events may affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims. Many compounds that show initial promise in early-stage testing are later found to be associated with adverse events that prevent further development. If our clinical trials reveal severe or prevalent adverse events, our trials could be suspended or terminated, we may be unable to recruit patients and enrolled patients may be unable to complete the trials, and the FDA or comparable foreign regulatory authorities could issue a clinical hold, or order us to cease further development or deny approval of the product candidate. The FDA may also request additional data, which it has done with increased prevalence in recent years, which has resulted in substantial delays in new drug approvals. Undesirable adverse events associated with any future product candidates could also result in the inclusion of unfavorable information in our product labeling, if approved, denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of such product candidate.

If one or more of our current products or any future product candidate receives marketing approval and we or others later identify undesirable adverse events associated with this product or any future product candidate, or we fail to comply with post-market regulatory requirements, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of any future product candidate or could substantially increase our development and commercialization costs and expenses, which could delay or prevent us from generating significant revenues.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of our current products and any future product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors for the sales of our products and sales to customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute (“AKS”) and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute any current products or future product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include:

●	AKS, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. The OIG continues to make modifications to existing AKS safe harbors which may increase liability and risk as well as adversely impact sales relationships. The majority of states also have statutes or regulations similar to these federal laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose obligations on covered healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists, chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, certified nurse-midwives and teaching hospitals and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members;

●	U.S. Foreign Corrupt Practices Act, or FCPA, which prohibit us and third parties working on our behalf from making payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti- bribery provisions of the FCPA prohibit the willful use of the mails or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person; enforcement actions may be brought by the Department of Justice or the SEC; legislation has expanded the SEC’s power to seek disgorgement in all FCPA cases filed in federal court and extended the statute of limitations in SEC enforcement actions in intent-based claims, such as those under the FCPA, from five years to ten years;
●	Increased OIG scrutiny on the sale of our products through specialty pharmacies by means of direct investigation or by issuance of unfavorable Opinion Letters which may curtail or hinder the sales of our products based on risk of enforcement upon ourselves or our buyers;
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers;
●	state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and
●	state and foreign laws governing the privacy and security of health information in certain circum-stances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As an alternative to the Affordable Care Act, President Trump recently announced the Great Healthcare Plan. As presented, the plan is intended to lower drug prices by increasing competition and benchmarking U.S. drug prices to other countries, reduce insurance premiums by redirecting subsidies from insurers to individuals, increase accountability and transparency from insurers, and promote consumer choice by giving individuals more direct control over how healthcare dollars are spent. Legislative and regulatory action will be required to fully implement the plan. It is unclear how these proposed changes will impact our business and the pharmaceutical industry in general.

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

In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products, and the establishment of risk management programs. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from any clinical trials we may conduct. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to conduct additional preclinical studies or clinical trials prior to approving any other potential future product candidate, our ability to obtain approval of such product candidate will be delayed. If the FDA requires us to provide additional clinical or preclinical data following the approval of any potential future product candidate, the indications for which such product candidate is approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize potential future product candidate, if approved, may be otherwise adversely impacted.

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

Any of our future product candidates may not be effective, may be only moderately effective or may prove to be associated with undesirable or unintended adverse events, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use. If any future product candidates receive(s) marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

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

The commercial success of our products or any future product candidates for which we receive marketing authorization will depend upon their acceptance by the medical community and coverage and reimbursement for our products by third-party payors, including government payors. The degree of market acceptance of our products or any other potential product candidate we may develop, license or acquire will depend on a number of factors, including:

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

Our ability to effectively promote and sell our current products and any future product candidates for which we receive marketing authorization, we may develop, license or acquire in the marketplace will also depend on pricing and cost effectiveness, including our ability to produce a product at a competitive price and achieve acceptance of the product onto formularies, as well as our ability to obtain sufficient third-party coverage or reimbursement. Since many insurance plans are members of group purchasing organizations, which leverage the purchasing power of a group of entities to obtain discounts based on the collective buying power of the group, our ability to attract customers in the marketplace will also depend on our ability to effectively promote any future product candidates to group purchasing organizations. We will also need to demonstrate acceptable evidence of safety and efficacy, as well as relative convenience and ease of administration. Market acceptance could be further limited depending on the prevalence and severity of any expected or unexpected adverse events associated with any future product candidates. If any future product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, our efforts to educate the medical community and third-party payors on the benefits of any future product candidates may require significant resources and may never be successful.

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

Risks Related to Our Reliance on Third Parties

If we are unable to maintain sales, marketing, and distribution capabilities, or to enter into agreements with third parties to market and sell our current products or any future product candidates for which we receive marketing authorization, we may not be successful in generating revenues from selling and commercializing our current products and any future product candidates for which we receive marketing authorization.

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

We expect to rely on third parties to conduct any future preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including by failing to meet deadlines for the completion of such trials or to comply with applicable regulatory requirements.

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

Our reliance on any third parties for research and development activities will reduce our own control over these activities but will not relieve us of our responsibilities. We will remain responsible for ensuring that each of any future preclinical studies and clinical trials are conducted in accordance with the general investigational plan and protocols for the trial and for ensuring that any future preclinical studies are conducted in accordance with good laboratory practice (“GLP”) as appropriate. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any third party on which we rely fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that any such regulatory authority, upon inspection of any future clinical trial, will determine that such clinical trial complies with GCP regulations. In addition, any future clinical trials must be conducted with product produced under cGMP regulations and subject to an IND. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

The third parties with whom we may contract to help perform future preclinical studies or clinical trials may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical studies or clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates, if approved.

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

We will obtain limited product liability insurance coverage for any and all future clinical trials. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Our current insurance coverage includes the sale of commercial products, but we may be unable to maintain or obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse events. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and materially adversely affect our business, results of operations, financial condition or cash flows.

We began marketing and promoting Accutane, an isotretinoin product in the second quarter of 2021. Isotretinoin has a black box warning for use in pregnant women. Isotretinoin also has warnings for adverse events related to psychiatric disorders and inflammatory bowel disease, among others. Historically, isotretinoin has been the subject of significant product liability claims, mainly related to irritable bowel disease. Currently, there is no significant isotretinoin product liability litigation. In 2014, the federal multi-district litigation (“MDL”) court ruled that the warning label for isotretinoin was adequate and dismissed all remaining federal isotretinoin cases. The MDL dissolved in 2015, effectively ending federal isotretinoin lawsuits. Isotretinoin cases continued in New Jersey state court until 2017, when the trial court judge dismissed the remaining isotretinoin product liability cases. Accordingly, we have substantial defenses should a product liability claim arise related to isotretinoin. However, we cannot predict the ultimate outcome of any litigation and the Company may be required to pay significant amounts as a result of settlement or judgments should any new product liability claim be brought.

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

We have limited resources to identify and execute the acquisition or in-licensing of third-party products, future product candidates, businesses, and technologies and to integrate them into our current infrastructure. As a result, we focus on research programs and product candidates that we identify for specific indications, which may cause us to forego or delay pursuit of opportunities with other product candidates or for other indications that may have greater commercial potential. Further, we may devote resources to potential acquisitions or in-licensing opportunities that are ultimately not completed or of which we do not realize the anticipated benefits. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

Our business is affected by global and local economic and political conditions as well as the state of the financial markets, inflation, recession, financial liquidity, currency volatility, growth, and policy initiatives. There can be no assurance that global economic conditions and financial markets will not worsen and that we will not experience any adverse effects that may be material to our consolidated cash flows, results of operations, financial position or our ability to access capital, such as the adverse effects resulting from a prolonged shutdown in government operations both in the United States and internationally. Political changes, including war or other conflicts, some of which may be disruptive, could interfere with our supply chain, our customers and all of our activities in a particular location. These risks could be magnified in connection with the recent and ongoing military conflicts between the United States and Iran, Israel and Hamas and Hezbollah and Russia and Ukraine. However, as of the date of this report, we have not experienced any direct material adverse consequences as a result of these events.

Additionally, trade policies and geopolitical disputes and other international conflicts can result in tariffs, sanctions and other measures that restrict international trade, and can materially adversely affect our business, particularly if these measures occur in regions where drug products are manufactured or raw materials are sourced. Additional and higher tariffs and sanctions may be imposed on goods imported from India (from which we import products), China and other countries which could increase the cost of goods needed to commercialize our products and development of any future product candidates. Further, such actions by the U.S. could result in retaliatory action by those countries which could impact our ability to profitably commercialize our products in those jurisdictions. As a result, our business, operations, and financial condition could be materially harmed.

Our business may be materially adversely affected by the imposition of duties and tariffs and other trade barriers and retaliatory countermeasures implemented by the U.S. and other governments.

Recently there have been significant changes to U.S. trade policies, sanctions and tariffs, including, but not limited to, trade policies and the imposition of tariffs affecting products imported from outside of the U.S., including pharmaceutical products. This could have negative impacts on our business operations. These changes to trade policies, sanctions and tariffs have led to increased trade and political tensions between the U.S. and other countries in the international community. In response to the U.S. tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Currently, we import a large portion of our finished products from countries outside of the U.S., including, most significantly, from India. These tariffs or any new or additional tariffs on goods imported to the U.S. from India, or other countries, could increase the cost of sourcing of our products and therefore reduce our margins, reduce our net sales and/or cause us to increase prices. Further, the continued threats of tariffs, trade restrictions and trade barriers could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales, overall business and results of operations. The impact of any adopted, new or proposed tariffs, trade restrictions or domestic sourcing requirements on our business is subject to a number of factors that we cannot predict, including, but not limited to, the scope, nature, amount, effective date and duration of any such measures. Such tariffs, trade restrictions or domestic sourcing requirements could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

Our current assumptions, projected commercial sales of our products, clinical development plans and regulatory submission timelines are uncertain and may not emerge as expected. Additionally, as a result of recurring losses from operations, we have concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months from the date of the issuance of the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025. In addition to reductions in sales force and marketing expenses, we may also seek to raise capital through additional debt or equity financing, which may include sales of securities under our existing shelf registration statement on Form S-3, including under our at-the-market offering program, or under a new registration statement.

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

Risks Related to Development and Regulatory Approval of Our Future Product Candidates

Our business is dependent on the successful development and regulatory approval of future product candidates.

As of December 31, 2025, our major marketed products that have been approved by the FDA for sale in the United States include EmrosiTM, Qbrexza®, Accutane®, Amzeeq®, Zilxi®, Exelderm®, Targadox® and Luxamend®. However, our business remains dependent on the successful development and regulatory approval of additional product candidates.

The success of our business, including our ability to finance our company and generate additional revenue in the future, may depend on the successful development and marketing of any future product candidates that we may develop, in-license or acquire and for which we receive marketing authorization.

The clinical success of any future product candidates will depend on a number of factors, including the following:

●	our ability to raise additional capital on acceptable terms, or at all;
●	timely completion of any clinical trials we undertake in the future in respect of any future product candidates, which may be significantly slower or cost more than we then anticipate and will depend substantially upon the performance of third-party contractors as well as our ability to timely recruit and enroll patients in our clinical trials, which may be delayed due to numerous factors, including the prevalence of other companies’ clinical trials for their product candidates for the same or similar indications;
●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of any future product candidates;
●	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of any future product candidates by the FDA and similar foreign regulatory authorities;
●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk to benefit profile of any future product candidates;
●	the prevalence, duration and severity of potential adverse events experienced with any future product candidates;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to any future product candidates;
●	our ability to successfully obtain the substances and materials used in any future product candidates from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing;
●	the ability of third parties with whom we contract to manufacture clinical trial supplies of any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP; and
●	a continued acceptable safety profile during clinical development of any future product candidates.

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

Clinical drug development is very expensive, time-consuming and difficult to design and implement, and its outcome is inherently uncertain. Before obtaining regulatory approval for the commercial sale of a product candidate, we must demonstrate through clinical trials that a product candidate is both safe and effective for use in the target indication. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization. The clinical trials for these product candidates may take significantly longer than expected to complete. In addition, we, any partner with which we currently or may in the future collaborate, the FDA, an institutional review board (“IRB”) or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including:

●	discovery of serious or unexpected adverse events or toxicities experienced by study participants or other safety issues;
●	lack of effectiveness of any product candidate during clinical trials or the failure of a product candidate to meet specified endpoints;
●	slower than expected rates of subject recruitment and patient enrollment in clinical trials resulting from numerous factors, including the prevalence of other companies’ clinical trials for their product candidates for the same indication, such as atopic dermatitis;
●	difficulty in retaining subjects who have initiated participation in a clinical trial but may withdraw at any time due to adverse events during the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;
●	difficulty in obtaining IRB approval for studies to be conducted at each site;
●	delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;
●	inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;
●	changes in applicable laws, regulations and regulatory policies;
●	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective CROs, clinical trial sites and other third-party contractors;
●	inability to add a sufficient number of clinical trial sites;

●	uncertainty regarding proper dosing;
●	failure of our CROs or other third-party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;
●	failure by us, our employees, our CROs or their employees or any partner with which we may collaborate or their employees to comply with applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for drug and biologic products;
●	scheduling conflicts with participating clinicians and clinical institutions;
●	failure to design appropriate clinical trial protocols;
●	inability or unwillingness of medical investigators to follow our clinical protocols;
●	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data; or
●	insufficient data to support regulatory approval.

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

We expect to rely on third-party CROs and other third parties to conduct and oversee our clinical trials, other aspects of our product development and our regulatory submission process. We will also rely upon various medical institutions, clinical investigators and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and GCPs, which are meant to protect the rights, integrity, and confidentiality of study subjects and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of our clinical trials, the subsequent collection and analysis of data from the clinical trials, the preparation for and submission of our filings with the FDA and comparable foreign regulatory authorities and the successful commercialization of our product candidate, if approved.

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

Pursuant to the terms of our agreement with DRL for the exclusive, worldwide rights to develop and commercialize Emrosi for the evaluation of treatment, among other potential indications, inflammatory lesions of rosacea (the “Emrosi Agreement”), DRL is responsible for the manufacture and supply to us of Emrosi drug product. Although we are currently in the process of setting up a secondary manufacturer for Emrosi, we are completely reliant upon DRL to provide us with adequate supply for our use. We may experience an interruption in supply if, among other reasons, we incorrectly forecast our supply requirements, DRL allocates supply to its own development programs, DRL incorrectly plans its manufacturing production, DRL is unable to manufacture Emrosi drug product in a timely manner to match our commercial needs or if we are unable to set up a second manufacturer of Emrosi on a timely or commercially reasonable basis, or at all. Transferring technology to this new manufacturer, or any other manufacturer in the future, will require additional processes, technologies and validation studies, which are costly, may take considerable amounts of time, may not be successful and require review and approval by the FDA and applicable foreign regulatory bodies. Such manufacturer must comply with cGMP requirements enforced by the FDA and applicable foreign regulatory bodies through facilities inspection programs and review of submitted technical information.

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

Of the large number of drugs and biologics in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized. Any future product candidates may not be approved by the FDA or applicable foreign regulatory agencies even though they meet specified endpoints in our clinical trials. The FDA or applicable foreign regulatory agencies may ask us to conduct additional costly and time-consuming clinical trials in order to obtain marketing approval or approval to enter into an advanced phase of development, or may change the requirements for approval even after such agency has reviewed and commented on the design for the clinical trials. Any delay in obtaining, or inability to obtain, applicable regulatory approval for any future product candidates would delay or prevent commercialization of any future product candidates and would harm our business, financial condition, operating results and prospects.

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

Changes in U.S. government policy, regulation, enforcement priorities, and funding decisions could adversely affect our business, financial condition and results of operations.

The current presidential administration has signaled, and may further implement, significant shifts in policies that directly impact the life sciences industry, including policies relating to FDA regulation and enforcement, drug approval and review processes, reimbursement and pricing (including Medicare, Medicaid and other government programs), healthcare reform, intellectual property protection, trade and tariffs, and federal research and public health funding. The administration’s approach, together with actions by Congress and federal agencies such as the FDA, CMS, USPTO, HHS, National Institutes of Health and the Centers for Disease Control and Prevention, is inherently uncertain and may materially differ from historical norms or from our current expectations.

Potential changes may include, among others: (i) modifications to standards, procedures or timelines for the review, clearance, approval or post-market oversight of drugs; (ii) changes to policies on real-world evidence, accelerated approval, emergency use authorizations, and clinical trial requirements; (iii) reforms or restrictions affecting drug pricing, reimbursement levels, coverage decisions and formulary placement for products paid for by federal healthcare programs; (iv) increased or decreased enforcement of laws and regulations relating to manufacturing, promotion, fraud abuse, data integrity, privacy and cybersecurity; (v) changes in federal funding priorities for biomedical research and public health programs that may impact key customers, collaborators and research partners; and (vi) trade, tariff and supply-chain measures that could affect our access to critical materials, components, contract manufacturers, or international markets.

Any such actions, or uncertainty regarding potential actions, could increase development, regulatory, compliance, and commercialization costs; delay, limit or prevent the development, approval, launch or commercial success of future product candidates or marketed products; affect pricing, reimbursement and market access; disrupt our supply chain; alter the behavior and financial condition of our customers, clinical sites, collaborators and payors; and contribute to volatility in capital markets that could affect our ability to raise additional financing on acceptable terms or at all. Because we cannot predict the timing, scope, direction, or ultimate impact of policy or regulatory changes under the current presidential administration, we may not be able to anticipate or fully mitigate their effects. Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first-inventor-to-file provisions, which became effective on March 16, 2013. Courts continue to consider the constitutionality of certain provisions of the Leahy-Smith Act, including the Supreme Court in a recent decision affecting inter partes review procedures. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Additionally, some of our products, including Accutane, Targadox, Exelderm and Luxamend, do not have patent protection because they are not eligible or qualify for such protection. This creates greater risk of competition with generic drug manufacturers and may otherwise adversely affect our business or result of operations.

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

If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, and could result in financial, legal, business, and reputational harm to us. For example, in 2021, we were the victim of a cybersecurity incident that affected our accounts payable function and led to approximately $9.5 million in wire transfers being misdirected to fraudulent accounts. The cybersecurity incident does not appear to have compromised any personally identifiable information or protected health information. The federal government was able to trace and seize the fraudulently transferred cryptocurrency associated with the breach. On September 19, 2024, the U.S. District Court Southern District of New York through the U.S. Marshalls notified the Company that it has recovered and will be returning to the Company a portion of the misappropriated cash in connection with the previously disclosed September 2021 cybersecurity incident.

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

Selling and developing products for dermatological use, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We may need to raise additional capital to:

●	fund our operations and continue our efforts to hire additional personnel;
●	qualify and outsource the commercial-scale manufacturing of our products under cGMP; and
●	acquire, in-license and/ or develop additional product candidates.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the potential for delays in our efforts to seek regulatory approval for any future product candidates, and any costs associated with such delays;
●	the costs of maintaining and/or establishing a commercial organization to sell, market and distribute our products and/or any future product candidates for which we receive marketing authorization;
●	the rate of progress and costs of our efforts to prepare for the submission of NDA or BLA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with any future product candidates, including any such costs we may be required to expend if licensors are unwilling or unable to do so;
●	the cost and timing of securing sufficient supplies of our products and future product candidates from our contract manufacturers in preparation for commercialization, manufacture, and/or sale;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish;

●	the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of our branded products; and
●	the success of sales efforts of our current products and/or the commercialization of any future product candidates for which we receive marketing authorization.

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

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results, and cause a decline in the market price of our common stock.

Our charter documents and Delaware law could discourage takeover attempts and other corporate governance changes.

Our Fourth Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include certain provisions that:

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

Our Fourth Amended and Restated Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Fourth Amended and Restated Certificate of Incorporation requires to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions must be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation. In addition, our Fourth Amended and Restated Certificate of Incorporation provides that the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our Fourth Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

Pursuant to the terms of the Class A Common Stock held by Fortress, Fortress is entitled to cast, for each share of Class A Common Stock held by Fortress, the number of votes that is equal to 1.1 times a fraction, the numerator of which is the number of shares of our outstanding common stock and the denominator of which is the number of shares of outstanding Class A Common Stock. Thus, Fortress will at all times have voting control of Journey so long as it continues to be the sole holder of our Class A Common Stock. This concentration of voting power may delay, prevent or deter a change in control of us even when such a change may be in the best interests of all stockholders, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of Journey or our assets, and might affect the prevailing market price of our common stock.

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

Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, operations, privacy and compliance issues are identified and addressed through a multi-faceted approach. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, conduct employee training, monitor emerging laws and regulations related to data protection and information security and implement appropriate changes. We also engage third-party cybersecurity consultants to help us oversee cybersecurity threats both internally and in relation to our third-party service providers, including in connection with the foregoing activities. Our third-party cybersecurity consultants work to mitigate cybersecurity risks by executing all-inclusive security procedures, including but not limited to continuous employee education and training, assessing risks, monitoring systems, implementing security controls, and responding to incidents. This is done in a variety of ways including assessing the strength of outside vendors, suppliers and business partners that may have access to the Company’s data and systems, setting up strong access controls in the form of firewalls and encryption, continuous monitoring of data for suspicious activity and other threats, security audits and extensive training.

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

Item 2. Properties

Our executive offices are located at 9237 E Via de Ventura Blvd. Suite 105, Scottsdale, AZ 85258. The term of the lease for this space commenced on February 2025 and will expire on February 28, 2027, and we pay an average annual rent of $0.1 million. We believe that our existing facilities are adequate to meet our current requirements. We do not own any real property.

Item 3. Legal Proceedings

To our knowledge, there are no legal proceedings pending against us, other than routine actions, administrative proceedings, and other actions not deemed material, that are expected to have a material adverse effect on our financial condition, results of operations, or cash flows. In the ordinary course of business, the Company may be subject to both insured and uninsured litigation. Suits and claims may be brought against the Company by customers, suppliers, partners and/or third parties (including tort claims for personal injury arising from clinical trials of the Company’s product candidates and property damage) alleging deficiencies in performance, breach of contract, etc., and seeking resulting alleged damages.

On February 25, 2026, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware (‘the Court”) against Lupin Limited, Lupin Inc., and Lupin Pharmaceuticals, Inc. (“Lupin”). This lawsuit was filed following receipt of a “paragraph IV certification” notice from Lupin regarding its respective filing of an ANDA with the FDA seeking approval to engage in the commercial manufacture, use or sale of a generic version of Emrosi in the U.S. prior to the expiration of certain of the Company’s U.S. patents. The notice alleged that certain of the Company’s patents related to Emrosi, with expiration dates through 2039 are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the proposed generic products. The Company intends to vigorously defend its intellectual property. The filing of each lawsuit within 45 days of receipt of each of the respective notices triggered stays of FDA approval of each of the respective ANDAs for up to 30 months in accordance with the Hatch-Waxman Act.

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

Sales of Unregistered Securities

None.

Holders

As of March 25, 2026, there were approximately 44 holders of record for our common stock and 1 holder of record for our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners and whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a commercial-stage pharmaceutical company founded in October 2014 that primarily focuses on the selling and marketing of FDA approved prescription pharmaceutical products for the treatment of dermatological conditions. Our current portfolio includes eight FDA-approved prescription drugs for dermatological conditions that are marketed in the U.S. and a majority of our revenues derive from our branded, patent protected products. We are managed by experienced life science executives with a track record of creating value for their stakeholders and bringing novel medicines to the market, enabling patients to experience increased quality of life and physicians and other licensed medical professionals to provide better care for their patients. We acquire rights to products and product candidates by licensing or otherwise acquiring an ownership interest in, funding the research and development of, and eventually commercializing the products through our field sales organization. We are a controlled subsidiary of Fortress.

Recent Corporate Highlights

On November 1, 2024, the FDA approved Emrosi, for the treatment of inflammatory lesions of rosacea in adults. Emrosi was developed by Journey in collaboration with DRL. Our initial supply became available in March 2025. We began sales promotion of Emrosi beginning in April 2025, and we are commercializing Emrosi in the U.S. with our existing commercial team.

Effective after the close of U.S. equity markets on June 27, 2025, we joined the small cap Russell 2000® Index and the broad-market Russell 3000® Index as a result of the 2025 annual Russell Index reconstitution.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for emerging growth companies include presentation of only two years of audited financial statements in our annual reports on Form 10-K, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation and less extensive disclosure about our executive compensation arrangements. We have elected to use the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. The Company expects to cease qualifying as an emerging growth company as of the end of its fiscal year ending December 31, 2026.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	$	%
Revenue:
Product revenue, net	$61,239	$55,134	$6,105	11%
Other revenue	619	1,000	(381)	(38)%
Total revenue	61,858	56,134	5,724	10%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	20,924	20,879	45	—%
Amortization of acquired intangible assets	4,258	3,424	834	24%
Research and development	480	9,857	(9,377)	(95)%
Selling, general and administrative	44,368	40,204	4,164	10%
Loss recovery	—	(4,553)	4,553	100%
Total operating expenses	70,030	69,811	219	—%
Loss from operations	(8,172)	(13,677)	5,505	(40)%

Other expense (income)
Interest income	(589)	(757)	168	(22)%
Interest expense	3,698	2,700	998	37%
Gain on extinguishment of debt	—	(1,125)	1,125	100%
Foreign exchange transaction losses	90	116	(26)	(22)%
Total other expense	3,199	934	2,265	243%
Loss before income taxes	(11,371)	(14,611)	3,240	(22)%

Income tax expense	60	61	(1)	(2)%
Net loss	$(11,431)	$(14,672)	$3,241	(22)%

Revenues

The following table reflects our revenue by product for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,		Change
($ in thousands)	2025	2024	$	%
EmrosiTM	$14,745	$—	$14,745	100%
Qbrexza®	25,014	25,114	(100)	—%
Accutane®	12,882	19,407	(6,525)	(34)%
Foam franchise products (Amzeeq® & Zilxi®)	5,859	6,652	(793)	(12)%
Other / legacy	2,739	3,961	(1,222)	(31)%
Total net product revenue	$61,239	$55,134	$6,105	11%

Revenues totaled $61.2 million for the year ended December 31, 2025, reflecting an 11% increase from $55.1 million for the year ended December 31, 2024. The growth was primarily driven by incremental revenue from the launch and commercialization of Emrosi, partially offset by continued competitive pressures on Accutane, for which revenue declined by $6.5 million, as well as lower sales of our legacy products.

Other revenue

	For the Years Ended December 31,		Change
($ in thousands)	2025	2024	$	%
Milestone payment from Cutia	$—	$1,000	$(1,000)	(100)%
Cutia supply agreement	606	—	606	100%
Royalties on sales Amzeeq by Cutia	13	—	13	100%
Total other revenue	$619	$1,000	$(381)	(38)%

Other revenue for the year ended December 31, 2025, reflects the supply to Cutia of Amzeeq for commercial use and sales-based royalties on Cutia’s net sales of Amzeeq, pursuant to the Cutia Agreement. The Company began supplying Amzeeq to Cutia in August 2025 under the Cutia Agreement. Other revenue for the year ended December 31, 2024 reflects a $1.0 million milestone payment from Cutia under the Cutia Agreement that became payable to us upon Cutia receiving marketing approval for topical 4% minocycline foam in the PRC.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for sales returns, coupons, managed care rebates, government rebates, and other allowances (chargebacks, distributor service fees and prompt pay discounts) customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2025, 2024 and 2023 were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2023	$4,077	$3,444	$5,210	$1,386	$14,117
Current provision related to sales in the current period	1,787	79,451	23,627	6,312	111,177
Checks/credits issued to third parties	(2,740)	(81,145)	(25,120)	(6,965)	(115,970)
Balance as of December 31, 2024	$3,124	$1,750	$3,717	$733	$9,324
Current provision related to sales in the current period	493	148,587	24,938	6,178	180,196
Checks/credits issued to third parties	(1,440)	(138,921)	(24,421)	(6,014)	(170,796)
Balance as of December 31, 2025	$2,177	$11,416	$4,234	$897	$18,724

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $18.7 million as of December 31, 2025, compared to $9.3 million as of December 31, 2024, an increase of $9.4 million. The increase is due to the incremental allowances recorded related to the launch and commercialization of Emrosi, due substantially to the coupon rebate allowance.

Cost of Goods Sold – (excluding amortization of acquired intangible assets)

Cost of goods sold – (excluding amortization of acquired intangible assets) was consistent year over year at $20.9 million for the years ended December 31, 2025 and 2024. Higher royalty expenses associated with incremental revenue from Emrosi in 2025 were offset by lower product costs resulting from a favorable product mix, primarily reflecting the increased sales of Emrosi in 2025. Emrosi carries a higher gross margin than our other products, contributing to the stable overall cost of goods sold despite the increased revenues.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased by $0.8 million, or 24%, to $4.3 million for the year ended December 31, 2025, from $3.4 million for the year ended December 31, 2024, driven by the addition of the Emrosi acquired intangible asset upon our payment to DRL of the milestone payment triggered by the FDA’s approval of Emrosi in November 2024.

Research and Development

Research and development expense decreased by $9.4 million, or 95%, to $0.5 million for the year ended December 31, 2025 from $9.9 million for the year ended December 31, 2024. Research and development expenses in 2024 included pre-approval project costs related to Emrosi, which concluded following the FDA’s approval of Emrosi in November 2024.

Selling, General and Administrative Expenses (“SG&A”)

SG&A expenses increased by $4.2 million, or 10%, to $44.4 million for the year ended December 31, 2025, from $40.2 million for the year ended December 31, 2024. The increase is primarily due to the incremental operational activities related to the launch and commercialization of Emrosi.

Loss Recovery

We recorded a $4.6 million loss recovery benefit in connection with the recovery of funds related to the previously disclosed September 2021 cybersecurity incident. We received the $4.6 million in cash in December of 2024.

Interest Expense, net

Interest expense, net increased by $1.2 million to $3.1 million for the year ended December 31, 2025, from $1.9 million for the year ended December 31, 2024. The increase was primarily due to a higher principal balance outstanding under the Credit Agreement, dated as of December 27, 2023 (the “Credit Agreement”) with SWK throughout 2025. We drew an additional $10.0 million under the Credit Agreement during 2024, increasing the principal balance from $15.0 million to $25.0 million.

Gain on Extinguishment of Debt

We recorded a gain of $1.1 million in August 2024 upon the execution of a settlement agreement (the “Settlement Agreement”) to settle amounts owed by the Company to Sun pursuant to the Ximino Asset Purchase Agreement. See Note 9 to our consolidated financial statements for further details.

Liquidity and Capital Resources

At December 31, 2025, we had cash and cash equivalents on hand of approximately $24.1 million as compared to $20.3 million of cash and cash equivalents at December 31, 2024, and working capital of $29.4 million at December 31, 2025, compared to $13.0 million at December 31, 2024.

We rely primarily on cash on hand generated from sales of our pharmaceutical products to customers to fund our core operations. In addition, we have relied on the proceeds from our term loan Credit Facility with SWK, and our at-the-market sales program to meet additional capital and liquidity needs.

In August 2025, we executed a new At Market Issuance Sales Agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc (“B. Riley”) and Lake Street Capital Markets, LLC (“Lake Street”) (each, an “Agent” and together, the “Agents”), replacing the previous December 30, 2022 At Market Issuance Sales Agreement with B. Riley, as described in further detail below.

On September 25, 2025, we entered into a Third Amendment to our Credit Agreement with SWK (the “Third Amendment”). The Third Amendment, among other things, modifies our existing Credit Facility as described in further detail below.

We regularly evaluate market conditions, our liquidity profile, and financing alternatives, including out-licensing arrangements for our products, to enhance our capital structure. We may seek to raise capital through debt or equity financings, which may include sales of securities under either our 2026 Shelf (as defined below) or a new registration statement, to expand our product portfolio and/or for other strategic initiatives. Additionally, as a result of recurring losses, substantial doubt exists about our ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements included in this Annual Report on Form 10-K.

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

On September 25, 2025, we entered into the Third Amendment. The Third Amendment, among other things, extends the maturity date of the facility from December 27, 2027 to June 27, 2028. The Third Amendment also modifies the Revenue-Based Payment provision, as defined in the Credit Agreement, by lowering the applicable revenue threshold, measured on a trailing twelve-month basis, from $70.0 million to $60.0 million. Upon satisfaction of the revised revenue threshold, the interest-only period under the Credit Facility will be extended by one year, with scheduled principal repayments commencing in February 2027 rather than February 2026. We satisfied the $60.0 million revenue threshold as of December 31, 2025. Accordingly, principal payments under the Credit Facility will begin in February 2027.

The Credit Agreement also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all of our assets. As of December 31, 2025, we were in compliance with the financial covenants under the Credit Agreement.

At-the-Market Offering

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “2022 Shelf”), which was declared effective by the SEC on January 26, 2023. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units.

In August 2025, we entered into the 2025 Sales Agreement relating to shares of the Company’s common stock with B. Riley and Lake Street. In accordance with the terms of the 2025 Sales Agreement, we may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal. As of December 31, 2025, we have issued 750,000 shares under the 2025 Sales Agreement.

During the year ended December 31, 2025, we issued and sold 2,582,107 shares of common stock under the 2022 Shelf, generating net proceeds of $16.4 million under the At Market Issuance Agreement with B. Riley entered into 2022 (the “2022 Sales Agreement”) and the 2025 Sales Agreement.

On January 15, 2026, we filed a shelf registration statement on Form S-3 (File No. 333-292758) (the “2026 Shelf”), which was declared effective by the SEC on January 21, 2026. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units. The 2026 Shelf replaces the 2022 Shelf. Sales under the 2025 Sales Agreement after the effective date will occur under the 2026 Shelf.

Cash Flows for the Years Ended December 31, 2025 and 2024

	For the Years ended December 31,		Increase
($’s in thousands)	2025	2024	(Decrease)
Net cash (used in) operating activities	$(12,441)	$(9,127)	$(3,314)
Net cash (used in) investing activities	—	(15,000)	15,000
Net cash provided by financing activities	16,226	16,993	(767)
Net change in cash and cash equivalents	$3,785	$(7,134)	$(10,919)

Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2025 were $12.4 million compared to $9.1 million of net cash flows used in operating activities for the year ended December 31, 2024, reflecting a change of $3.3 million from period-to-period. Net cash used in operating activities during 2025 was primarily driven by our net loss and changes in net working capital.

Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2025 were $0 compared to $15.0 million for the year ended December 31, 2024, reflecting a change of $15.0 million from period-to-period. The year ended December 31, 2024 reflects a $15.0 million milestone payment made to DRL, which was triggered upon our receipt of FDA approval for Emrosi in November 2024.

Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2025 were $16.2 million compared to $17.0 million of net cash flows provided by financing activities for the year ended December 31, 2024, reflecting a change of $0.8 million from period-to-period. Cash provided by financing activities for the year ended December 31, 2025 reflects net proceeds from the issuance of common stock under the Sales Agreement of $16.4 million. Cash provided by financing activities for the year ended December 31, 2024 reflects the draw of an additional $10.0 million under the SWK Credit Facility, as well as the net proceeds from issuances of common stock under the 2022 Sales Agreement of $7.9 million.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant currently include the following:

●	We are required to make regular payments under the SWK Credit Facility. Based on the amount currently outstanding under the SWK Facility and current interest rates, and assuming we do not make further draws under the SWK facility, we expect to make the following payments:

	Payments by Period
	Total	2026	2027	2028

	($’s in thousands)
Interest	$7,008	$3,223	$2,746	$1,039
Principal	25,000	—	10,000	15,000
Exit fee	1,250	—	—	1,250
Total	$33,258	$3,223	$12,746	$17,289

●	We are contractually obligated to pay certain milestone and sales-based royalty payments to the counterparties of our license and product acquisition agreements. Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on the results of this assessment, management (including our Chief Executive Officer and our Chief Financial Officer) has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report on internal control over financial reporting from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter ended December 31, 2025 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements.

The following financial statements are filed as part of this report:

(b)	Exhibits.

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Journey Medical Corporation, filed as Exhibit 3.1 to Form 8-K, filed on June 26, 2025 and incorporated herein by reference.
3.2	Bylaws of Journey Medical Corporation, filed as Exhibit 3.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
4.1	Form of Common Stock Certificate, filed as Exhibit 4.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.
4.2	Description of Securities of Journey Medical Corporation, filed as Exhibit 4.2 to Form 10-K, filed on March 28, 2022 and incorporated herein by reference.
10.1	Journey Medical Corporation 2015 Stock Plan, filed as Exhibit 10.1 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.#
10.2	Amendment to Journey Medical Corporation 2015 Stock Plan, filed as Exhibit 10.1 to Form 8-K filed on June 21, 2022 and incorporated herein by reference.#
10.3	Amendment to the Journey Medical Corporation 2015 Stock Incentive Plan, filed as Exhibit 10.1 to Form 8-K, filed on June 25, 2024 and incorporated herein by reference.#
10.4	Executive Employment Agreement with Claude Maraoui, dated September 22, 2014, filed as Exhibit 10.2 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.#
10.5	Amended and Restated Employment Agreement with Ramsey Alloush, dated March 31, 2025, filed as Exhibit 10.1 to Form 10-Q, filed on May 15, 2025 and incorporated herein by reference.#
10.6	Second Amended and Restated Employment Agreement with Joseph Benesch, dated May 15, 2025, filed as Exhibit 10.2 to Form 10-Q, filed on May 15, 2025 and incorporated herein by reference.#
10.7	Non-Employee Director Compensation Plan, filed as Exhibit 10.4 to Form S-1, filed on October 22, 2021 and incorporated herein by reference.#
10.8	Journey Medical Corporation 2023 Employee Stock Purchase Plan, filed as Exhibit 10.1 to Form 8-K filed on June 23, 2023 and incorporated herein by reference.#
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

10.20

At Market Issuance Sales Agreement, dated as of August 28, 2025, by and among Journey Medical Corporation, B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, filed as Exhibit 10.1 to Form 8-K, filed on August 28, 2025 and incorporated herein by reference.

10.21	License Agreement, dated as of August 31, 2023, between Journey Medical Corporation and Maruho Co., Ltd. filed as Exhibit 10.1 to Form 10 - Q filed on November 13, 2023.**
10.22	Second Amended and Restated License Agreement, dated as of August 31, 2023, between Journey Medical Corporation and Maruho Co., Ltd. filed as Exhibit 10.2 to Form 10 - Q filed on November 13, 2023.**
10.23	Credit Agreement, dated as of December 27, 2023, between Journey Medical Corporation with SWK Funding LLC, filed as Exhibit 10.21 to Form 10-K filed on March 29, 2024. ***
10.24

First Amendment to the Credit Agreement, dated July 9, 2024, by and among Journey Medical Corporation, SWK Funding LLC, and the other financial institutions party thereto, filed as Exhibit 10.1 to Form 10-Q filed on November 12, 2024.**

10.25

Second Amendment to the Credit Agreement, dated October 21, 2024, by and among Journey Medical Corporation,

SWK Funding LLC, and the other financial institutions party thereto, filed as Exhibit 10.2 to Form 10-Q filed on November 12, 2024.**

10.26

Third Amendment to the Credit Agreement, dated September 25, 2025, by and among Journey Medical Corporation,

SWK Funding LLC, and the other financial institutions party thereto, filed as Exhibit 10.1 to Form 10-Q filed November 12, 2025.**

10.27	Journey Medical Corporation Deferred Compensation Plan, adopted July 9, 2024, filed as Exhibit 10.23 to Form 10-K filed on March 26, 2025.#*
19.1	Fortress Biotech, Inc. and Subsidiaries Insider Trading Policy, filed as Exhibit 19.1 to Form 10-K filed on March 26, 2025.*
21.1	List of Subsidiaries of Journey Medical Corporation.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
97.1	Clawback Policy of Journey Medical Corporation, filed as Exhibit 97.1 to Form 10-K filed on March 29, 2024 and incorporated herein by reference.
101

The following financial information from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Journey Medical Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Journey Medical Corporation and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Short Hills, New Jersey

March 25, 2026

JOURNEY MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$24,090	$20,305
Accounts receivable, net of reserves	29,783	10,231
Inventory	9,624	14,431
Prepaid expenses and other current assets	3,376	3,212
Total current assets	66,873	48,179

Intangible assets, net	27,605	31,863
Operating lease right-of-use asset, net	111	199
Total assets	$94,589	$80,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,851	$16,050
Due to related party	455	528
Accrued expenses	27,567	17,425
Accrued interest	398	404
Income taxes payable	70	60
Installment payments – licenses, short-term	—	625
Operating lease liability, short-term	101	83
Total current liabilities	37,442	35,175

Term loan, net of discount	25,277	24,879
Operating lease liability, long-term	18	118
Total liabilities	62,737	60,172

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 21,144,655 and 16,153,610 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2	1
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	130,307	107,094
Accumulated deficit	(98,458)	(87,027)
Total stockholders’ equity	31,852	20,069
Total liabilities and stockholders’ equity	$94,589	$80,241

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue:
Product revenue, net	$61,239	$55,134
Other revenue	619	1,000
Total revenue	61,858	56,134

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	20,924	20,879
Amortization of acquired intangible assets	4,258	3,424
Research and development	480	9,857
Selling, general and administrative	44,368	40,204
Loss recovery	—	(4,553)
Total operating expenses	70,030	69,811
Loss from operations	(8,172)	(13,677)

Other expense (income)
Interest income	(589)	(757)
Interest expense	3,698	2,700
Gain on extinguishment of debt	—	(1,125)
Foreign exchange transaction losses	90	116
Total other expense	3,199	934
Loss before income taxes	(11,371)	(14,611)

Income tax expense	60	61
Net loss	$(11,431)	$(14,672)

Net loss per common share:
Basic and diluted	$(0.47)	$(0.72)

Weighted average number of common shares:
Basic and diluted	24,497,973	20,431,400

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Additional		Total
	Common Stock		Common Stock A		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance as of December 31, 2023	13,323,952	$1	6,000,000	$1	$92,703	$(72,355)	$20,350
Share-based compensation	—	—	—	—	6,098	—	6,098
Exercise of stock options for cash	122,510	—	—	—	207	—	207
Issuance of common stock for vested restricted stock units	1,058,374	—	—	—	—	—	—
Issuance of common stock under ESPP	84,464	—	—	—	209	—	209
Issuance of common stock, ATM offering, net of issuance costs of $245	1,564,310	—	—	—	7,877	—	7,877
Net loss	—	—	—	—	—	(14,672)	(14,672)
Balance as of December 31, 2024	16,153,610	$1	6,000,000	$1	$107,094	$(87,027)	$20,069
Share-based compensation	—	—	—	—	6,288	—	6,288
Exercise of stock options for cash, net of shares withheld	1,409,420	1	—	—	349	—	350
Issuance of common stock for vested restricted stock units	944,946	—	—	—	—	—	—
Issuance of common stock under ESPP	54,572	—	—	—	217	—	217
Issuance of common stock, ATM offering, net of issuance costs of $507	2,582,107	—	—	—	16,359	—	16,359
Net loss	—	—	—	—	—	(11,431)	(11,431)
Balance as of December 31, 2025	21,144,655	$2	6,000,000	$1	$130,307	$(98,458)	$31,852

The accompanying notes are an integral part of these consolidated financial statements.

JOURNEY MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(11,431)	$(14,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	(211)	516
Gain on extinguishment of debt	—	(1,125)
Amortization of debt discount	466	307
Amortization of acquired intangible assets	4,258	3,424
Amortization of operating lease right-of-use assets	88	91
Share-based compensation	6,288	6,098
Changes in operating assets and liabilities:
Accounts receivable	(19,341)	4,475
Inventory	4,807	(4,225)
Prepaid expenses and other current assets	(164)	376
Other assets	—	6
Accounts payable	(7,199)	(2,099)
Related party expenses	(73)	333
Accrued expenses	10,149	(2,925)
Accrued interest	(6)	382
Income tax payable	10	7
Lease liabilities	(82)	(96)
Net cash (used in) operating activities	(12,441)	(9,127)

Cash flows from investing activities
Acquired intangible assets	—	(15,000)
Net cash (used in) investing activities	—	(15,000)

Cash flows from financing activities
Proceeds from the exercise of stock options	350	207
Proceeds from issuance of common stock, ATM offering, net of issuance costs	16,359	7,877
Issuance of common stock under ESPP	217	209
Proceeds from term-loan	—	10,000
Payment of debt issuance costs	(75)	(50)
Payment of license installment note payable	(625)	(1,250)
Net cash provided by financing activities	16,226	16,993

Net change in cash	3,785	(7,134)
Cash at the beginning of the period	20,305	27,439
Cash at the end of the period	$24,090	$20,305

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,238	$2,011
Cash paid for income taxes	$50	$125

Supplemental disclosure of non-cash financing and investing activities:
ROU assets obtained in exchange for lease liabilities	$—	$188

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

As of December 31, 2025 and 2024, the Company is a controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At December 31, 2025, the Company had $24.1 million in cash and cash equivalents as compared to $20.3 million at December 31, 2024, and working capital of $29.4 million at December 31, 2025, as compared to $13.0 million at December 31, 2024.

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

In August 2025, the Company executed a new At Market Issuance Sales Agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc (“B. Riley”) and Lake Street Capital Markets, LLC (“Lake Street”) (each, an “Agent” and together, the “Agents”), replacing the previous December 30, 2022 At Market Issuance Sales Agreement with B. Riley (collectively with the 2025 Sales Agreement, the “ATM”). Pursuant to the terms of the 2025 Sales Agreement, the Company may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal.

On September 25, 2025, the Company entered into a Third Amendment to its Credit Agreement (the “Credit Agreement”) with SWK (the “Third Amendment”). The Third Amendment, among other things, extends the maturity date of the Company’s existing Credit Facility from December 27, 2027 to June 27, 2028. The Third Amendment also modifies the Revenue-Based Payment provision, as defined in the Credit Agreement, by lowering the applicable revenue threshold, measured on a trailing twelve-month basis, from $70.0 million to $60.0 million. Upon satisfaction of the revised revenue threshold, the interest-only period under the Credit Facility will be extended by one year, with scheduled principal repayments commencing in February 2027 rather than February 2026. The Company satisfied the $60.0 million revenue threshold as of December 31, 2025. Accordingly, principal payments under the Credit Facility will begin in February 2027.

On January 15, 2026, the Company filed a shelf registration statement on Form S-3 (File No. 333-292758) (the “2026 Shelf”), which was declared effective by the Securities and Exchange Commission on January 21, 2026. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units. The 2026 Shelf replaces the Company’s previous registration statement on Form S-3 filed in December 2022.

The Company regularly evaluates market conditions, its liquidity profile, and financing alternatives, including out-licensing arrangements for its products, to enhance its capital structure. The Company may seek to raise capital through debt or equity financings to expand its product portfolio and for other strategic initiatives, which may include sales of securities under either the Company’s 2026 Shelf, or a new registration statement, or in an unregistered, exempt transaction.

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2025 and 2024 consisted entirely of cash and cash equivalents in institutions within the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits.

Accounts Receivable, Net

The Company’s accounts receivable consists of amounts due from customers related to product sales and have payment terms, that range from 30 to 75 days. For certain customers, the accounts receivable for the customer are net of prompt payment or specialty pharmacy discounts. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company reserves against accounts receivable for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The Company has historically not experienced significant credit losses. The allowance for doubtful accounts was $0.2 million and $0.6 million at December 31, 2025 and 2024, respectively.

Inventories

Inventories are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of inventory in order to identify excess, obsolete, slow-moving or otherwise non-saleable items taking into account anticipated future sales compared with quantities on hand, and the remaining shelf life of goods on hand. If non-saleable items are observed and there are no alternative uses for the inventory, the Company records a write-down to net realizable value in the period that the decline in value is first recognized. The Company’s inventory reserves were $1.0 million and $0.5 million at December 31, 2025 and 2024, respectively.

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

The Company’s research and development expense in 2024 includes costs associated with the research and development of the Company’s EmrosiTM product prior to regulatory approval. Prior to the regulatory approval of Emrosi, manufacturing costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs were recorded as research and development and expensed as incurred as future use could not be determined, and there is uncertainty surrounding regulatory approval. Following regulatory approval of Emrosi by the FDA, the Company capitalizes certain manufacturing costs as inventory.

Clinical trial costs for Emrosi have been a significant component of research and development expenses for the Company in 2024. The Company’s clinical studies were performed by third-party contract research organizations (“CROs”). These expenses are based on patient enrollment and include costs relating to the administration of the clinical trials including s CRO services, clinical sites, investigators, testing facilities and patients for participating in the Company’s clinical trials.

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

The accounting guidance requires fair value measurements to be classified and disclosed in one of the following three categories:

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

Compensation expense for service-based stock options is charged against operations on a straight-line basis over the vesting period, which is generally three or four years. Forfeitures are recorded as they occur. Share-based compensation costs are recorded in both research and development and selling, general and administrative expenses in the Company’s consolidated statements of operations. Options granted have a term of 10 years from the grant date.

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

Expected volatility—The Company calculated the volatility of the closing market price of its common stock as the expected volatility over a term equal to the expected life of the option being valued in the current year. In the prior year, expected volatility was computed based on the implied volatility of comparable companies.

Risk-free interest rate— The risk-free interest rate is selected based upon yields of United States Treasury issues with a term equal to the expected life of the option being valued.

Expected dividend yield—The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options; therefore, the Company has estimated the dividend yield to be zero.

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Net (Loss) Income Per Share

Basic net (loss) income per share of common stock is calculated by dividing net (loss) income by the weighted-average number of shares of common stock outstanding during the reporting period. Diluted earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the reporting period after giving effect to dilutive potential common shares for stock options and restricted stock units, determined using the treasury stock method. The Company has two classes of stock (Common Stock and Class A Common Stock); however, the terms of each class are substantially similar, and therefore the application of the two-class method does not impact the computation of the reported net (loss) income per share. See Note 19 below.

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

Product Returns — Consistent with industry practice, the Company offers customers a right to return any unused product. The customer’s right of return commences six months prior to product expiration date and ends one year after product expiration date. Products returned for expiration are reimbursed at current wholesale acquisition cost or indirect contract price. The Company estimates the amount of its product sales that may be returned by the Company’s customers and accrues this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company estimates product returns as a percentage of sales to its customers.

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if it believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. The Company has considered its history of cumulative tax and book income/loss incurred since inception, and the other positive and negative evidence, and has concluded that it is not more likely than not that it will realize the benefits of the net deferred tax assets as of December 31, 2025 and 2024 and therefore a full valuation allowance on all of the deferred tax assets is required.

For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. For the years ended December 31, 2025 and 2024, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance. The Company classifies interest and penalties related to uncertain tax positions as income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2025 and 2024.

Comprehensive Income

The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

Recently Issued Accounting Pronouncements

Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to the rate reconciliation and income taxes paid, including greater disaggregation by jurisdiction and by significant categories of reconciling items. The objective of the amendments is to provide financial statement users with more decision-useful information about the nature and magnitude of factors that cause the effective tax rate to differ from the applicable statutory tax rate and about the amount and timing of income tax payments.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

The Company adopted ASU 2023-09 on January 1, 2025, the beginning of its fiscal year ending December 31, 2025, on a prospective basis for annual periods, as permitted by the standard. Adoption of ASU 2023-09 resulted in expanded income tax disclosures, including a more disaggregated reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate. The Company’s enhanced income tax disclosures required by ASU 2023-09 are presented in Note 18 to the consolidated financial statements.

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

NOTE 3. INVENTORY

The Company’s inventory consisted of the following at December 31, 2025 and 2024:

	December 31,
($’s in thousands)	2025	2024
Finished goods	$7,389	$11,381
Work-in-process	174	367
Raw materials	3,057	3,196
Inventory at cost	10,620	14,944
Inventory reserves	(996)	(513)
Total inventories	$9,624	$14,431

NOTE 4. INTANGIBLES

The table below provides a summary of the Company’s intangible assets at December 31, 2025 and 2024, respectively:

	Estimated	December 31,
($’s in thousands)	Useful Lives (Years)	2025	2024
Intangible assets - product licenses	3-15	$52,925	$52,925
Accumulated amortization		(22,177)	(17,919)
Accumulated impairment loss		(3,143)	(3,143)
Total intangible assets		$27,605	$31,863

The Company’s amortization expense for the years ended December 31, 2025 and 2024 was approximately $4.3 million and $3.4 million, respectively. Amortization expense is recorded as a component of cost of goods sold in the Company’s consolidated statements of operations.

The Company’s finite-lived intangible assets consist of acquired intangible assets. On November 1, 2024, the FDA approved the Company’s drug candidate for the treatment of inflammatory lesions of rosacea in adults, Emrosi. The approval triggered a $15.0 million milestone payment, which the Company capitalized as an acquired intangible asset.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Future amortization of the Company’s intangible assets is as follows:

Total
For the years ended	Amortization
December 31, 2026	$3,470
December 31, 2027	2,775
December 31, 2028	2,596
December 31, 2029	2,596
December 31, 2030	2,596
Thereafter	9,631
Subtotal	23,664
Asset not yet placed in service	3,941
Total	$27,605

NOTE 5. LICENSES

Assets and Licenses Acquired:

Emrosi

On June 29, 2021, the Company entered a license, collaboration, and assignment agreement with Dr. Reddy’s Laboratories, Ltd. (“DRL”) to obtain the global rights for the development and commercialization of Emrosi (“Emrosi”), formerly known as DFD-29, a late-stage development modified release oral minocycline that is being evaluated for the treatment of inflammatory lesions of rosacea (the “Emrosi Agreement”). The Company acquired global rights to Emrosi, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets, namely in Armenia, Azerbaijan, Belarus, Brazil, Georgia, India, Kazakhstan, Kyrgyzstan, Moldova, the People’s Republic of China, Russia, Taiwan, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Pursuant to the Emrosi Agreement, the Company made an upfront payment of $10.0 million. In April 2024, the Company made a $3.0 million milestone payment to DRL, based on FDA acceptance of the Company’s new drug application (“NDA”) for Emrosi, and in December of 2024, the Company made a $15.0 million milestone payment to DRL, which was triggered by the November 1, 2024 FDA marketing approval of Emrosi. Upon the $15.0 million milestone payment, all assets related to Emrosi, including the NDA, regulatory documentation and intellectual property, transferred to the Company. Pursuant to the Emrosi Agreement, the Company may be required to make additional contingent regulatory and commercial milestone payments to DRL, totaling up to $150.0 million. Royalties ranging from ten percent to fourteen percent are payable on net sales of the product. Royalties are subject to a 50% reduction in the event that a generic competitor launches in an applicable country where the Company markets and sells the product.

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

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

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

Other License Agreements:

Maruho License Agreement

On August 31, 2023, the Company entered into a license agreement (the “New License Agreement”) with Maruho Co., Ltd., the Company’s exclusive licensing partner in Japan (“Maruho”). Under the terms of the New License Agreement, the Company granted an exclusive license to develop and commercialize Qbrexza for the treatment of primary axillary hyperhidrosis in Korea and certain other Asian countries in exchange for an upfront payment of $19 million. Prior to the date of the New License Agreement, the Company and Maruho were party to an existing exclusive amended and restated license agreement (the “First A&R License Agreement”), under which Maruho acquired exclusive license rights to Qbrexza in Japan.

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

On November 11, 2024, Cutia received marketing approval for Amzeeq from the National Medical Products Administration (the “NMPA”) of the People’s Republic of China (the “PRC”). The approval triggered a $1.0 million milestone payment to the Company. The $1.0 million milestone payment was recorded as a component of other revenue on the approval date of November 11, 2024. In August 2025, the Company began supplying Cutia with finished licensed products for Cutia’s commercial use. The Company recognized $0.6 million in Other revenue associated with royalties and the supply of Amzeeq to Cutia.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 6: FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2025
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$24,090	$—	$—	$24,090
Total	$24,090	$—	$—	$24,090

	December 31, 2024
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$20,305	$—	$—	$20,305
Total	$20,305	$—	$—	$20,305

The Company did not carry any level 2 or level 3 assets or liabilities at December 31, 2025 or December 31, 2024. No transfers occurred between level 1, level 2, and level 3 instruments during December 31, 2025 and 2024.

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

For the year ended December 31, 2025 and 2024, the Company recorded related party expenses to Fortress of less than $0.1 million and $0.1 million, respectively. The due to related party liability at December 31, 2025 and 2024, was $0.5 million and $0.5 million, respectively, and primarily relate to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

NOTE 8. ACCRUED EXPENSES

Accrued expenses for the years ended December 31, 2025 and 2024 consisted of the following:

	December 31,
($’s in thousands)	2025	2024
Accrued coupons and rebates	$16,547	$6,200
Accrued compensation	5,589	3,378
Return reserve	2,177	3,124
Accrued royalties payable	1,805	1,374
Accrued inventory	—	1,303
Accrued marketing and market access	850	1,185
Accrued legal, accounting and tax	274	413
Other	325	448
Total accrued expenses	$27,567	$17,425

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

The Company recorded rent expense as follows (dollars in thousands):

	For the Years Ended December 31,
	2025	2024
Operating lease cost	$99	$98
Variable lease cost	7	5
Total lease cost	$106	$103

The following table summarizes quantitative information about the Company’s operating leases (dollars in thousands):

	For the Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$94	$102
Weighted-average remaining lease term - operating leases	1.2	2.2
Weighted-average discount rate - operating leases	7.35%	7.35%

As of December 31, 2025, future payments of operating lease liabilities are as follows:

For the year ended December 31,	($’s in thousands)
2026	$105
2027	18
Total lease payments	123
Less: present value discount	(4)
Total operating lease liabilities	$119

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 11. DEBT

The Company’s Debt obligations at December 31, 2025 and 2024 were as follows:

	December 31,
($’s in thousands)	2025	2024
Short-term portion of principal balance	$—	$—
Long-term portion of principal balance	25,000	25,000
Principal balance	$25,000	$25,000
Plus: Exit fee	1,250	1,250
Less: Debt discount and fees	(973)	(1,371)
Net carry amount	$25,277	$24,879

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

On September 25, 2025, the Company entered into the third amendment (“Third Amendment”). The Third Amendment, among other things, extends the maturity date of the Company’s existing Credit Facility from December 27, 2027 to June 27, 2028. The Third Amendment also modifies the Revenue-Based Payment provision, as defined in the Credit Agreement, by lowering the applicable revenue threshold, measured based on the twelve months ended December 31, 2025, from $70.0 million to $60.0 million. The Company satisfied the $60.0 million Revenue-Based Payment provision as of December 31, 2025. Accordingly, the interest-only period under the Credit Facility was extended by one year, with scheduled principal repayments commencing in February 2027 rather than February 2026. Thereafter, the Company will make quarterly principal payments equal to $2.5 million per quarter, or 10.0%, of the outstanding principal amount of the funded Term Loan, with any remaining principal balance due on the maturity date.

The Company may at any time prepay the outstanding principal balance of the Term Loans in whole or in part. Upon repayment in full of the Term Loans, the Company will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, the Company paid an origination fee of $0.2 million on the closing date of the Credit Facility and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. The Company is accreting the carrying value of the Term Loans to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the Term Loans as of December 31, 2025 was 14.1%. The fair value of the debt approximates its carrying value.

The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of December 31, 2025, the Company was in compliance with the financial covenants under the Credit Facility.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

As of December 31, 2025, the contractual maturities of the long-term debt, including the payment of the exit fee, are as follows (dollars in thousands):

Years ending December 31,	Term Loan
2026	$—
2027	10,000
2028	16,250
Total	26,250
Debt discount	(973)
Total, net	25,277
Current portion	—
Term-loan (long-term)	$25,277

NOTE 12. INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
	2025	2024
Cash interest expense	$3,232	$2,393
Amortization of debt discount	466	307
Total interest expense and financing fees	$3,698	$2,700

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

NOTE 15. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant shares of common stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2024 Annual Meeting of Stockholders, held on June 24, 2024, the Company’s stockholders approved, among other matters, an amendment to the Plan (the “Amended Plan”) to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 10,642,857. At December 31, 2025 there were 1,895,803 shares available for issuance under the Amended Plan.

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

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of December 31, 2025, 160,964 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
($’s in thousands)	2025	2024
Research and development	$—	$508
Selling, general and administrative	6,288	5,590
Total non-cash share-based compensation expense	$6,288	$6,098

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Stock Options

The weighted-average key assumptions used in determining the fair value of options granted for the year ended December 31, 2025 are as follows:

2025
Risk-free interest rate	4.06%
Expected volatility	94.69%
Expected term (years)	5.77
Expected dividend yield	0%

The weighted average grant-date fair value of stock options issued during the year ended December 31, 2025 was $4.88 per share. The weighted average grant-date fair value of stock options issued during the year ended December 31, 2024 was $3.82 per share.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2025:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2024	2,471,945	$1.41	$6,191,995	3.20
Granted	491,585	6.31	—	—
Exercised	(1,420,297)	0.30	—	—
Forfeited	(31,189)	4.47	—	—
Expired	(2,500)	4.57	—	—
Outstanding options at December 31, 2025	1,509,544	$3.50	$6,359,288	6.21
Options vested and exercisable at December 31, 2025	819,580	$1.98	$4,693,725	4.13

For the years ended December 31, 2025 and 2024, the Company issued 1,420,297 and 122,510 shares, respectively, of Common Stock upon the exercise of outstanding stock options and received proceeds of $0.4 million and $0.2 million, respectively. For the years ended December 31, 2025 and 2024, approximately $1.4 million and $0.3 million, respectively, of stock option compensation cost was charged against operations. At December 31, 2025, the Company had unrecognized share-based compensation expense related to all unvested options of $1.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the year ended December 31, 2025:

		Weighted
		average
	Number of	grant date
	units	Fair value
Unvested balance at December 31, 2024	2,339,961	$4.33
Granted	561,589	6.66
Vested	(944,946)	4.32
Forfeited	(108,464)	4.72
Unvested balance at December 31, 2025	1,848,140	$5.03

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

For the years ended December 31, 2025 and 2024 the Company issued 944,946 and 1,058,374 shares of Common Stock, respectively, upon the vesting of RSU’s amounting to $4.1 million and $4.5 million, respectively, in total aggregate fair market value, and $6.7 million and $5.4 million, respectively, in total intrinsic value. For the years ended December 31, 2025 and 2024, approximately $4.8 million and $5.6 million, respectively, of RSU compensation cost was charged against operations. At December 31, 2025, 1,848,140 RSU’s remained unvested and there was approximately $4.0 million of unrecognized compensation cost related to RSUs, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

On July 9, 2024, the Board approved and adopted the Journey Medical Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), which is considered a non-qualified deferred compensation plan. As part of the Deferred Compensation Plan, the Company offers certain non-employee members of the Board (“Director Participants”) and select executive-level employees (the “Executive Participants”) the ability to defer up to 100% of the payment for services and annual bonuses, respectively, in the form of RSU’s. As of December 31, 2025, the executive participants deferred 485,629 shares of Journey Medical Inc. common stock upon the vesting of RSU’s.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant for the offering period beginning August 1, 2025 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (4.2%); expected term (0.5 years); expected volatility (73.8%); and an expected dividend yield (0%). The Company recorded $0.1 million of stock-based compensation under the 2023 ESPP for the year ended December 31, 2025. As of December 31, 2025, there was unrecognized stock-based compensation expense of $11,000 related to the current ESPP offering period, which ends January 31, 2026.

NOTE 16. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products, EmrosiTM, Qbrexza®, Amzeeq®, Zilxi®, Accutane®, Exelderm®, Targadox®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

Revenues by product are summarized as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
EmrosiTM	$14,745	$—
Qbrexza®	25,014	25,114
Accutane®	12,882	19,407
Foam franchise products (Amzeeq® & Zilxi®)	5,859	6,652
Other / legacy	2,739	3,961
Total product revenues	$61,239	$55,134

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

The Company recognized other revenue as follows:

	Year Ended December 31,
($ in thousands)	2025	2024
Milestone payment from Cutia	$—	$1,000
Cutia supply agreement	606	—
Royalties on sales of Amzeeq by Cutia	13	—
Total other revenue	$619	$1,000

Other revenue for the year ended December 31, 2025 reflects the supply of Amzeeq to Cutia and sales-based royalties earned on the net sales of Amzeeq by Cutia. In August 2025, the Company began supplying Cutia with Amzeeq for Cutia’s commercial use. See Note 5 to the Consolidated financial statements for further details on the Cutia Agreement. Other revenue for the year ended December 31, 2024 reflects a $1.0 million milestone payment from Cutia triggered by the November 11, 2024 marketing approval Cutia received for topical 4% minocycline foam from the NMPA of the PRC.

Significant Customers

As of December 31, 2025, none of the Company’s customers accounted for more than 10.0% of its total accounts receivable balance. As of December 31, 2024, one of the Company’s customers accounted for more than 10.0% of its total accounts receivable balance at 10.3%.

For the year ended December 31, 2025 and 2024, none of the Company’s customers accounted for more than 10.0% of its total gross product revenue.

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

NOTE 18. INCOME TAXES

The components of the income tax provision are as follows:

	Years Ended December 31,
($’s in thousands)	2025	2024
Current:
Federal	$—	$2
State	60	58
Total current	60	60

Deferred:
Federal	(2,223)	(2,704)
State	(44)	(1,184)
Total deferred	(2,267)	(3,888)
Valuation allowance	2,267	3,889
Total income tax expense	$60	$61

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The significant components of the Company’s deferred tax assets consisted of the following:

	December 31,
($’s in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$8,036	$6,814
Amortization of license fees	5,480	5,670
R&D capitalization	2,711	4,714
Stock compensation	2,077	1,647
Lease liability	29	51
Reserve on sales return, discount and bad debt	4,636	2,471
Accruals and reserves	1,445	850
Tax credits	1,493	1,493
Business interest expense deduction limit	321	373
State taxes	18	10
Other	91	—
Total deferred tax assets	26,337	24,093
Less: valuation allowance	(26,310)	(24,043)
Deferred tax assets, net	$27	$50

Deferred tax liability:
Right-of-use asset	(27)	(50)
Deferred tax assets, net	$—	$—

The Company adopted ASU 2023-09 on a prospective basis. As a result, the 2025 rate reconciliation is presented in accordance with the new disclosure requirements, while the 2024 reconciliation continues to be presented under the disclosure requirements in effect for that period.

A reconciliation of income tax computed at the federal statutory rate to the provision for income taxes pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025, was as follows:

	Years Ended December 31,
	2025
($’s in thousands)	Amount	Percent
U.S. federal statutory tax rate	$(2,388)	21.0%
State and local income taxes, net of federal income tax effect(1)	42	-0.4%
Change in valuation allowance	2,223	-19.5%
Non-deductible items:
Share-based compensation	(277)	2.4%
Non-deductible compensation	406	-3.6%
Other	85	-0.7%
Other adjustments	(31)	-0.3%
Provision for income taxes and effective income tax rate	$60	-0.5%
(1)	During the year ended December 31, 2025, state taxes in Arizona, California, New York, New Jersey, Florida, and Texas comprised greater than 50% of the tax effect in this category.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

A reconciliation of the statutory tax rates and the effective tax rates for the year ended December 31, 2024, was as follows:

Years Ended December 31,
2024
Percentage of pre-tax income:
U.S. federal statutory income tax rate	21%
State taxes, net of federal benefit	3%
Non-deductible items	-2%
State tax adjustments	3%
Change in valuation allowance	-28%
Share-based compensation	2%
Effective income tax rate	-1%

As required by ASC 740, the Company has evaluated the evidence bearing upon the realizability of its deferred tax assets. Based on the weight of available evidence, both positive and negative, the Company has determined that it is more likely than not that it will not realize the benefits of these assets. Accordingly, the Company recorded a valuation allowance of $26.0 million at December 31, 2025, representing an increase of $2.2 million.

As of December 31, 2025, the Company had federal and state NOL carryforwards of approximately $30.9 million and $32.3 million, respectively. The Federal NOL carryforwards do not expire, but $27.1 million of the state NOL carryforwards expire if not utilized prior to 2045.

Utilization of the U.S. federal and state NOL carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax liabilities, respectively. The Company has performed calculations through December 31, 2023, to support that its NOL carryovers are subject to limitations under section 382 (“382 Limitations”). Based on the analysis of the NOL carryovers subject to the 382 Limitations, the Company concluded that the 382 Limitations would not prevent the Company from utilizing all of its NOL carryovers in 2023.

The Company’s ability to use its remaining net operating loss and tax credit carryforwards may be further limited if the Company experiences another Section 382 ownership change due to future changes in its stock ownership. Because of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not have an impact on the Company’s effective tax rate.

At December 31, 2025 and December 31, 2024, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company is subject to U.S. federal and state taxes. Because of net operating losses, all federal tax years since inception remain open for the assessment of income taxes. The expiration of the statute of limitations related to the various state income and franchise tax returns varies by state.

Income taxes paid (net of refunds received) by jurisdiction, pursuant to the disclosure requirements of ASU 2023-09, were as follows:

Years Ended December 31,
($’s in thousands)	2025
Federal	$1
State
Texas	$45
Other	4
Total net payments (refunds)	$50

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

The Company’s basic and diluted weighted-average number of common shares outstanding for years ended December 31, 2025 and 2024 were as follows:

	Year ended December 31,
	2025	2024
Basic and diluted	24,497,973	20,431,400
Potentially dilutive securities:
Unvested restricted stock units	1,848,140	2,339,961
Stock options	1,507,607	1,686,089
Total potentially dilutive securities	27,853,720	24,457,450

The Company’s Common Stock equivalents, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the years ended December 31, 2025 and 2024, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income loss per share is the same for the years ended December 31, 2025 and 2024.

JOURNEY MEDICAL CORPORATION

Notes to Financial Statements

NOTE 20. SEGMENT INFORMATION

The Company’s reportable segment net loss for the years ending December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31,
($ in thousands)	2025	2024
Revenue	$61,858	$56,134
Less: Segment expenses(1)
Cost of goods sold – (excluding amortization of acquired intangible assets)	20,924	20,879
Research and development	480	9,857
Selling, general and administrative
Employee related	16,969	14,765
Sales, operations, outside services and consulting	9,522	9,417
Marketing related	6,279	5,258
Stock compensation	6,288	5,590
Legal and administrative	2,428	2,230
Product compliance expense	1,187	1,632
Office and administrative	946	739
Other	749	573
Other segment items(2)	7,517	(134)
Segment expenses	73,289	70,806
Segment loss from operations	$(11,431)	$(14,672)

Reconciliation to net loss:
Adjustments and reconciling items	—	—
Net loss	$(11,431)	$(14,672)
(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	Other segment items for the reportable segment include amortization of intangible assets, loss on impairment of intangible assets, loss recovery, interest income (expense), gain on extinguishment of debt, foreign exchange transaction losses and income tax expense.

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

Journey Medical Corporation
(Registrant)

Date: March 25, 2026	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claude Maraoui	President, Chief Executive Officer and Director	March 25, 2026
Claude Maraoui	(Principal Executive Officer)

/s/ Lindsay A. Rosenwald, M.D.	Executive Chairman	March 25, 2026
Lindsay A. Rosenwald, M.D.

/s/ Joseph Benesch	Chief Financial Officer	March 25, 2026
Joseph Benesch	(Principal Financial Officer and Principal Accounting Officer)

/s/ Neil Herskowitz	Director	March 25, 2026
Neil Herskowitz

/s/ Justin Smith	Director	March 25, 2026
Justin Smith

/s/ Miranda Toledano	Director	March 25, 2026
Miranda Toledano

/s/ Michael Pearce	Director	March 25, 2026
Michael Pearce