Form 10-Q
period 2026-03-31
Journey Medical Corp
filed 2026-05-13
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of May 12, 2026
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	21,534,547

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$27,219	$24,090
Accounts receivable, net of reserves	24,992	29,783
Inventory	9,292	9,624
Prepaid expenses and other current assets	3,464	3,376
Total current assets	64,967	66,873

Intangible assets, net	26,479	27,605
Operating lease right-of-use asset, net	88	111
Total assets	$91,534	$94,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,202	$8,851
Due to related party	472	455
Accrued expenses	26,102	27,567
Accrued interest	390	398
Income taxes payable	70	70
Term loan, short-term	2,500	—
Operating lease liability, short-term	94	101
Total current liabilities	37,830	37,442

Term loan, long-term, net of discount	22,873	25,277
Operating lease liability, long-term	—	18
Total liabilities	60,703	62,737

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 21,333,946 and 21,144,655 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	131,516	130,307
Accumulated deficit	(100,688)	(98,458)
Total stockholders’ equity	30,831	31,852
Total liabilities and stockholders’ equity	$91,534	$94,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended
	March 31,
	2026	2025
Revenue:
Product revenue, net	$15,921	$13,139
Other revenue	40	—
Total revenue	15,961	13,139

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	6,218	4,790
Amortization of acquired intangible assets	1,126	1,065
Research and development	—	39
Selling, general and administrative	10,109	10,569
Total operating expenses	17,453	16,463
Loss from operations	(1,492)	(3,324)

Other expense (income)
Interest income	(157)	(149)
Interest expense	892	891
Foreign exchange transaction losses	3	7
Total other expense	738	749
Loss before income taxes	(2,230)	(4,073)

Income tax expense	—	—
Net loss	$(2,230)	$(4,073)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.18)
Weighted average number of common shares:
Basic and diluted	27,305,028	22,611,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except for share and per share amounts)

Three-Month Period Ended March 31, 2026

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2025	21,144,655	$2	6,000,000	$1	$130,307	$(98,458)	$31,852
Share-based compensation	—	—	—	—	989	—	989
Exercise of stock options for cash	42,150	—	—	—	72	—	72
Issuance of common stock for vested restricted stock units	122,267	—	—	—	—	—	—
Issuance of common stock under ESPP	24,874	—	—	—	148	—	148
Net loss	—	—	—	—	—	(2,230)	(2,230)
Balance as of March 31, 2026	21,333,946	$2	6,000,000	$1	$131,516	$(100,688)	$30,831

Three-Month Period Ended March 31, 2025

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2024	16,153,610	$1	6,000,000	$1	$107,094	$(87,027)	$20,069
Share-based compensation	—	—	—	—	1,323	—	1,323
Exercise of stock options for cash	40,043	—	—	—	75	—	75
Issuance of common stock for vested restricted stock units	50,421	—	—	—	—	—	—
Issuance of common stock under ESPP	25,641	—	—	—	99	—	99
Issuance of common stock, ATM offering, net of issuance costs of $125	834,722	—	—	—	4,048	—	4,048
Net loss	—	—	—	—	—	(4,073)	(4,073)
Balance as of March 31, 2025	17,104,437	$1	6,000,000	$1	$112,639	$(91,100)	$21,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(2,230)	$(4,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	30	195
Amortization of debt discount	96	101
Amortization of acquired intangible assets	1,126	1,065
Amortization of operating lease right-of-use assets	23	21
Share-based compensation	989	1,323
Changes in operating assets and liabilities:
Accounts receivable	4,761	(7,989)
Inventory	332	1,935
Prepaid expenses and other current assets	(88)	817
Accounts payable	(649)	(1,646)
Due to related party	17	(129)
Accrued expenses	(1,465)	5,586
Accrued interest	(8)	(23)
Income tax payable	—	(1)
Lease liabilities	(25)	(14)
Net cash provided by (used in) operating activities	2,909	(2,832)

Cash flows from financing activities
Proceeds from the exercise of stock options	72	75
Proceeds from issuance of common stock, ATM offering, net of issuance costs	—	4,048
Issuance of common stock under ESPP	148	99
Payment of license installment note payable	—	(625)
Net cash provided by financing activities	220	3,597

Net change in cash	3,129	765
Cash at the beginning of the period	24,090	20,305
Cash at the end of the period	$27,219	$21,070

Supplemental disclosure of cash flow information:
Cash paid for interest	$806	$813
Cash paid for income taxes	$—	$—

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

As of March 31, 2026 and December 31, 2025, the Company is a controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At March 31, 2026, the Company had $27.2 million in cash and cash equivalents as compared to $24.1 million of cash and cash equivalents at December 31, 2025. At March 31, 2026, the Company had working capital of $27.1 million as compared to $29.4 million at December 31, 2025.

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

On January 15, 2026, the Company filed a shelf registration statement on Form S-3 (File No. 333-292758) (the “2026 Shelf”), which was declared effective by the Securities and Exchange Commission on January 21, 2026. This shelf registration statement covers the offering, issuance and sale of up to an aggregate of $150.0 million of common stock, preferred stock, debt securities, warrants, and units. The 2026 Shelf replaces the Company’s previous registration statement on Form S-3 filed in December 2022.

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

Emerging Growth Company

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s audited consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended, the Company meets the definition of an emerging growth company and elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they apply to private companies. The Company has previously adopted accounting standards using the effective dates applicable to non-emerging growth companies. Accordingly, the loss of emerging growth company status is not expected to result in any change to the timing of adoption of accounting standards and is not expected to have a material impact on the Company’s consolidated financial statements.

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

The CODM assesses performance for the dermatological segment and allocates resources based on consolidated net loss. The CODM uses net loss to monitor budget vs. actual results, which are presented quarterly, as well as to evaluate performance and income generated in deciding how to reinvest profits. The accounting policies of the segment are the same as those described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). See Note 18 for segment information.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the 2025 Form 10-K.

Recent Accounting Pronouncements

Adopted

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. Entities are required to apply the guidance on a prospective basis. The Company adopted ASU 2025-05 on January 1, 2026. Upon adoption, the company elected to apply the practical expedient to its current trade receivables arising from contracts with customers. The adoption of ASU 2025-05 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	March 31,	December 31,
($’s in thousands)	2026	2025
Finished goods	$6,830	$7,389
Work-in-process	584	174
Raw materials	4,258	3,057
Inventory at cost	11,672	10,620
Inventory reserves	(2,380)	(996)
Total inventories	$9,292	$9,624

NOTE 5. INTANGIBLE ASSETS

The Company’s finite-lived intangible assets consist of acquired intangible assets. The Company’s intangible assets as of March 31, 2026 and December 31, 2025 are summarized as follows:

	Estimated
	Useful Lives	March 31,	December 31,
($’s in thousands)	(Years)	2026	2025
Intangible assets - product licenses	3-15	$52,925	$52,925
Accumulated amortization		(23,303)	(22,177)
Accumulated impairment loss		(3,143)	(3,143)
Total intangible assets		$26,479	$27,605

The Company’s amortization expense for the three-month periods ended March 31, 2026 and 2025 was $1.1 million and $1.1 million, respectively.

In December 2025, the Company received FDA approval for the anti-itch product acquired in 2020. Prior to FDA approval, the anti-itch product had been presented as an intangible asset not yet placed in service totaling $3.9 million. The Company began amortizing the anti-itch intangible asset in January 2026.

Future amortization of the Company’s intangible assets is as follows:

For the years ended	Total Amortization
Remainder of 2026	$2,906
December 31, 2027	3,338
December 31, 2028	3,159
December 31, 2029	3,159
December 31, 2030	3,159
Thereafter	10,758
Total	$26,479

NOTE 6. LICENSES ACQUIRED

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2026
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$27,219	$—	$—	$27,219
Total	$27,219	$—	$—	$27,219

	December 31, 2025
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$24,090	$—	$—	$24,090
Total	$24,090	$—	$—	$24,090

The Company did not carry any level 2 or level 3 assets or liabilities at March 31, 2026 or December 31, 2025. No transfers occurred between level 1, level 2, and level 3 instruments during the three-month periods ended March 31, 2026 and 2025.

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

For the three-month periods ended March 31, 2026 and 2025, the Company recorded related party expenses to Fortress of approximately $12,536 and $11,703, respectively. The due to related party liability at March 31, 2026 and December 31, 2025 was $0.5 million and $0.5 million, respectively, and primarily relate to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	March 31,	December 31,
($’s in thousands)	2026	2025
Accrued coupons and rebates	$14,770	$16,547
Accrued compensation	4,383	5,589
Return reserve	2,508	2,177
Accrued royalties payable	1,863	1,805
Accrued inventory	869	—
Accrued marketing and market access	848	850
Accrued legal, accounting and tax	631	274
Other	230	325
Total accrued expenses	$26,102	$27,567

NOTE 10. OPERATING LEASE OBLIGATIONS

The Company leases 3,801 square feet of office space in Scottsdale, Arizona. In July 2024, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease commenced on February 1, 2025 and expires on February 28, 2027.

The Company recorded lease expense as follows:

	Three-Month Periods Ended
	March 31,
	2026	2025
Operating lease cost	$25	$25
Variable lease cost	1	1
Total lease cost	$26	$26

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$26	$17
Weighted-average remaining lease term - operating leases	0.9	1.9
Weighted-average discount rate - operating leases	7.35%	7.35%

As of March 31, 2026, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

($’s in thousands)
Remainder of 2026	$79
2027	18
Total lease payments	97
Less: present value discount	(3)
Total operating lease liabilities	$94

NOTE 11. DEBT

The Company’s debt obligations at March 31, 2026 and December 31, 2025 were as follows:

	March 31,	December 31,
($’s in thousands)	2026	2025
Short-term portion of principal balance	$2,500	$—
Long-term portion of principal balance	22,500	25,000
Principal balance	$25,000	$25,000
Plus: Exit fee	1,250	1,250
Less: Debt discount and fees	(877)	(973)
Net carry amount	$25,373	$25,277

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

The Company may at any time prepay the outstanding principal balance of the Term Loans in whole or in part. Upon repayment in full of the Term Loans, the Company will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, the Company paid an origination fee of $0.2 million on the closing date of the Credit Facility and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. The Company is accreting the carrying value of the Term Loans to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the Term Loans as of March 31, 2026 was 14.09%. The fair value of the debt approximates its carrying value.

The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of March 31, 2026, the Company was in compliance with the financial covenants under the Credit Facility.

As of March 31, 2026, the contractual maturities of the long-term debt, including the payment of the exit fee, are as follows (dollars in thousands):

Years ending December 31,	Term Loan
Remainder of 2026	$—
2027	10,000
2028	16,250
Total	26,250
Debt discount	(877)
Total, net	25,373
Current portion	(2,500)
Term-loan (long-term)	$22,873

NOTE 12. INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the three-month periods ended March 31, 2026 and 2025 consisted of the following:

	Three-Month Periods Ended
	March 31,
	2026	2025
Cash interest expense	$796	$789
Amortization of debt discount	96	102
Total interest expense and financing fees	$892	$891

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

NOTE 14. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant shares of common stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2024 Annual Meeting of Stockholders, held on June 24, 2024, the Company’s stockholders approved, among other matters, an amendment to the Plan (the “Amended Plan”) to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 10,642,857. At March 31, 2026 there were 1,949,822 shares available for issuance under the Amended Plan.

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

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of March 31, 2026, 136,090 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three-month periods ended March 31, 2026 and 2025:

	Three-Month Periods Ended March 31,
($’s in thousands)	2026	2025
Research and development	$—	$—
Selling, general and administrative	989	1,323
Total non-cash share-based compensation expense	$989	$1,323

Stock Options

The following table summarizes the Company’s stock option activities for the three-month period ended March 31, 2026:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2025	1,509,544	$3.50	$6,359,288	6.21
Granted	—	—	—	—
Exercised	(42,150)	1.70	—	—
Forfeited	(30,150)	3.90	—	—
Expired	—	—	—	—
Outstanding options at March 31, 2026	1,437,244	$3.54	$2,408,253	5.94
Options vested and exercisable at March 31, 2026	941,225	$2.74	$2,093,111	4.73

For the three-month periods ended March 31, 2026 and 2025, approximately $0.2 million and $0.1 million, respectively, of stock option compensation expense was charged against operations. For the three-month period ended March 31, 2026, the Company issued 42,150 shares of common stock upon the exercise of outstanding stock options and received proceeds of $0.1 million. At March 31, 2026, the Company had unrecognized stock-based compensation expense related to all unvested options of $1.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2026. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock Units

The following table summarizes the activity related to the Company’s RSUs for the three-month period ended March 31, 2026:

		Weighted
	Number of	average grant
	units	date Fair value
Unvested balance at December 31, 2025	1,848,140	$5.03
Granted	10,000	8.10
Vested	(122,267)	6.17
Forfeited	(33,869)	4.41
Unvested balance at March 31, 2026	1,702,004	$4.97

For the three-month periods ended March 31, 2026 and 2025, approximately $0.8 million and $1.2 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the three-month periods ended March 31, 2026 and 2025 the Company issued 122,267 and 50,421 shares of common stock, respectively, upon vesting of RSUs amounting to $0.8 million and $0.2 million, respectively, in total aggregate fair market value, and $0.6 million and $0.3 million, respectively, in total intrinsic value. At March 31, 2026, 1,702,004 RSUs remained unvested and there was approximately $3.2 million of unrecognized compensation cost related to restricted stock which the Company expects to recognize over a weighted-average period of approximately 1.8 years.

On July 9, 2024, the Board approved and adopted the Journey Medical Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), which is considered a non - qualified deferred compensation plan. As part of the Deferred Compensation Plan, the Company offers certain non - employee members of the Board (“Director Participants”) and select executive - level employees (the “Executive Participants”) the ability to defer up to 100% of the payment for services and annual bonuses, respectively, in the form of RSUs. As of March 31, 2026, the executive participants deferred 523,817 shares of Journey Medical Inc. common stock upon the vesting of RSUs.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the commencement date of the offering period beginning February 1, 2026 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (3.6%); expected term (0.5 years); expected volatility (57.5%); and an expected dividend yield (0%). The Company recorded $21,718 of stock-based compensation under the 2023 ESPP for the three-month period ended March 31, 2026. As of March 31, 2026, there was unrecognized stock-based compensation expense of $22,348 related to the current ESPP offering period, which ends July 31, 2026.

NOTE 15. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products: Emrosi®, Qbrexza®, Amzeeq®, Zilxi®, Accutane®, Exelderm®, Targadox®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

Revenues by product are summarized as follows:

	Three-Month Periods Ended March 31,
($ in thousands)	2026	2025
Emrosi®	$6,252	$2,070
Qbrexza®	5,028	5,161
Accutane®	3,314	3,655
Foam franchise products (Amzeeq® & Zilxi®)	1,050	1,526
Other / legacy	277	727
Total product revenues	$15,921	$13,139

The Company recognized other revenue as follows:

	Three-Month Periods Ended March 31,
($ in thousands)	2026	2025
Royalties on sales of Amzeeq by Cutia	$40	$—
Total other revenue	$40	$—

Other revenue for the three-month period ended March 31, 2026 reflects sales-based royalties earned on the net sales of Amzeeq by Cutia.

Significant Customers

For the three-month periods ended March 31, 2026 and 2025 there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At March 31, 2026 and December 31, 2025, none of the Company’s customers accounted for more than 10% of its total accounts receivable balance.

NOTE 16. INCOME TAXES

	Three-Month Periods Ended
	March 31,
$ in thousands	2026	2025
Net income (loss) before income taxes	$(2,230)	$(4,073)
Provision (benefit) for income taxes	—	—
Effective tax rate	0.0%	0.0%

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of March 31, 2026.

As of March 31, 2026, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

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

The Company’s basic and diluted weighted-average number of common shares outstanding for the three-month periods ended March 31, 2026 and 2025 were as follows:

	Three-Month Periods Ended March 31,
	2026	2025
Basic and diluted	27,305,028	22,611,040
Potentially dilutive securities:
Unvested restricted stock units	1,702,004	2,279,540
Stock options	694,693	1,687,854
Total potentially dilutive securities	2,396,697	3,967,394

The Company’s potentially dilutive securities, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three-month periods ended March 31, 2026, and 2025, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income loss per share is the same for the three-month periods ended March 31, 2026 and 2025.

NOTE 18. SEGMENT INFORMATION

The Company’s reportable segment net loss for the three-month periods ending March 31, 2026 and 2025 consisted of the following:

	Three-Month Periods Ended March 31,
($ in thousands)	2026	2025
Revenue	$15,961	$13,139
Less: Segment expenses(1)
Cost of goods sold – (excluding amortization of acquired intangible assets)	6,218	4,790
Research and development	—	39
Selling, general and administrative
Employee related	4,688	4,031
Sales, operations, outside services and consulting	2,162	3,078
Marketing related	944	1,057
Stock compensation	989	1,323
Legal and administrative	601	513
Product compliance expense	248	275
Office and administrative	279	226
Other	198	66
Other segment items(2)	1,864	1,814
Segment expenses	18,191	17,212
Segment loss from operations	$(2,230)	$(4,073)

Reconciliation to net loss:
Adjustments and reconciling items	—	—
Net loss	$(2,230)	$(4,073)
(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	Other segment items for the reportable segment include amortization of intangible assets, interest income (expense), foreign exchange transaction losses and income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

●	the fact that our products and product candidates are subject to time and cost intensive regulation and clinical testing and as a result, may never be successfully developed or commercialized;
●	a substantial portion of our sales derive from products that may become subject to third-party generic competition because their period of exclusivity has ended or they are without patent protection, subjecting them to the potential introduction of new competitor products and/or an increase in market share of existing competitor products, either of which could have a significant adverse impact on our operating income;
●	we operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations;
●	our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results;
●	competition could limit our products’ commercial opportunity and profitability, including competition from manufacturers of generic versions of our products;
●	the risk that our products do not achieve broad market acceptance, including by government and third-party payors;
●	our reliance on third parties for several aspects of our operations;
●	our dependence on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful;
●	the dependence of the success of our business, including our ability to finance our company and generate additional revenue, on the successful commercialization of Emrosi® (Minocycline Hydrochloride Modified Release Capsules, 40 mg), formerly referred to as DFD-29 (“Emrosi”) and the successful development, regulatory approval and commercialization any future product candidates that we may develop, in-license or acquire;
●	clinical drug development is very expensive, time consuming, and uncertain and our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates;
●	our competitors could develop and commercialize products similar or identical to ours;
●	risks related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity;
●	the effects of major public health issues, epidemics or pandemics on our product revenues and any future clinical trials;
●	our potential need to raise additional capital;

●	the substantial doubt expressed about our ability to continue as a going concern;
●	Fortress controls a voting majority of our common stock, which could be detrimental to our other shareholders; and
●	the risks described under the section titled “Risk Factors” in Item 1A below and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Critical Accounting Policies and Uses of Estimates

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

For a discussion of our critical accounting estimates, see the section of the 2025 Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates.” There were no material changes to our critical accounting estimates or accounting policies from December 31, 2025.

Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. Entities are required to apply the guidance on a prospective basis. We adopted ASU 2025-05 on January 1, 2026. Upon adoption, we elected to apply the practical expedient to our current trade receivables arising from contracts with customers. The adoption of ASU 2025-05 did not have a material impact on our unaudited condensed consolidated financial statements.

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended March 31, 2026 and 2025:

Comparison of the Three-Month Periods Ended March 31, 2026 and 2025

	Three-Month Periods Ended March 31,		Change
	2026	2025	$	%
Revenue:
Product revenue, net	$15,921	$13,139	$2,782	21%
Other revenue	40	—	40	100%
Total revenue	15,961	13,139	2,822	21%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	6,218	4,790	1,428	30%
Amortization of acquired intangible assets	1,126	1,065	61	6%
Research and development	—	39	(39)	(100)%
Selling, general and administrative	10,109	10,569	(460)	(4)%
Total operating expenses	17,453	16,463	990	6%
Loss from operations	(1,492)	(3,324)	1,832	(55)%

Other expense (income)
Interest income	(157)	(149)	(8)	5%
Interest expense	892	891	1	0%
Foreign exchange transaction losses	3	7	(4)	(57)%
Total other expense	738	749	(11)	(1)%
Loss before income taxes	(2,230)	(4,073)	1,843	(45)%

Income tax expense	—	—	—	0%
Net loss	$(2,230)	$(4,073)	$1,843	(45)%

Revenues

The following table reflects our net product revenue for the three-month periods ended March 31, 2026 and 2025:

	Three-Month Periods Ended
	March 31,		Change
($ in thousands)	2026	2025	$	%
Emrosi®	$6,252	$2,070	$4,182	202%
Qbrexza®	5,028	5,161	(133)	(3)%
Accutane®	3,314	3,655	(341)	(9)%
Foam franchise products (Amzeeq® & Zilxi®)	1,050	1,526	(476)	(31)%
Other / legacy	277	727	(450)	(62)%
Total net product revenue	$15,921	$13,139	$2,782	21%

Net product revenue increased $2.8 million, or 21.0%, to $15.9 million for the three-month period ended March 31, 2026 compared to the three-month period ended March 31, 2025. The increase is primarily driven by sales of Emrosi in the first quarter of 2026 of $6.3 million compared to $2.1 million in the first quarter of 2025. The Company launched Emrosi in the first quarter of 2025. This is partially offset by a decrease in Accutane of $0.3 million, the foam franchise products of $0.5 million, and our legacy products of $0.5 million due to continued competitive pressures.

Other Revenue

	Three-Month Periods Ended
	March 31,		Change
($ in thousands)	2026	2025	$	%
Royalties on sales of Amzeeq by Cutia	$40	$—	$40	100%
Total other revenue	$40	$—	$40	100%

Other revenue for the three-month period ended March 31, 2026 reflects sales-based royalties on Cutia’s net sales of Amzeeq, pursuant to the Cutia Agreement. In August 2025, we began supplying Cutia with finished licensed products for Cutia’s commercial use.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2026 and 2025, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2025	$2,177	$11,416	$4,234	$897	$18,724
Current provision related to sales in the current period	773	46,568	6,908	1,746	55,995
Checks/credits issued to third parties	(442)	(48,683)	(6,878)	(1,438)	(57,441)
Balance as of March 31, 2026	$2,508	$9,301	$4,264	$1,205	$17,278

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2024	$3,124	$1,750	$3,717	$733	$9,324
Current provision related to sales in the current period	(249)	27,415	5,431	1,410	34,007
Checks/credits issued to third parties	(274)	(20,497)	(5,708)	(1,382)	(27,861)
Balance as of March 31, 2025	$2,601	$8,668	$3,440	$761	$15,470

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $17.3 million at March 31, 2026, compared to $18.7 million at December 31, 2025, a decrease of $1.4 million. The decrease is due primarily to the timing of sales throughout the first quarter of 2026 as well as coverage mix.

Cost of Goods Sold - (excluding amortization of acquired intangible assets)

Cost of goods sold - (excluding amortization of acquired intangible assets) increased by $1.4 million, or 30%, to $6.2 million for the three-month period ended March 31, 2026, from $4.8 million for the three-month period ended March 31, 2025, driven primarily by a $1.3 million non-cash charge related to inventory acquired in the 2021 Qbrexza asset acquisition as well an increase in royalties driven by the incremental net revenue recognized for Emrosi during the first quarter of 2026 as compared to the first quarter of 2025.

Amortization of acquired intangible assets

Amortization of acquired intangible assets increased less than $0.1 million, or 6%, to $1.1 million for the three-month period ended March 31, 2026, from $1.1 million for the three-month period ended March 31, 2025, driven by the start of amortization on the anti-itch acquired intangible asset during the first quarter of 2026, offset by the completion of amortization on the Accutane intangible asset during the first quarter of 2026.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $0.5 million, or 4%, to $10.1 million for the three-month period ended March 31, 2026, from $10.6 million for the three-month period ended March 31, 2025. The decrease is primarily due to a reduction in Emrosi launch costs from the prior year quarter.

Liquidity and Capital Resources

At March 31, 2026, we had cash and cash equivalents on hand of approximately $27.2 million as compared to $24.1 million of cash and cash equivalents at December 31, 2025, and working capital of $27.1 million at March 31, 2026, compared to $29.4 million at December 31, 2025.

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

On September 25, 2025, we entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). The Third Amendment, among other things, extends the maturity date of the facility from December 27, 2027 to June 27, 2028. The Third Amendment also modifies the Revenue-Based Payment provision, as defined in the Credit Agreement, by lowering the applicable revenue threshold, measured on a trailing twelve-month basis, from $70.0 million to $60.0 million. Upon satisfaction of the revised revenue threshold, the interest-only period under the Credit Facility will be extended by one year, with scheduled principal repayments commencing in February 2027 rather than February 2026. We satisfied the $60.0 million revenue threshold as of December 31, 2025. Accordingly, principal payments under the Credit Facility will begin in February 2027.

The Credit Agreement also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all of our assets. As of March 31, 2026, we were in compliance with the financial covenants under the Credit Agreement.

At-the-Market Offering

On December 30, 2022, we filed a shelf registration statement on Form S-3 (File No. 333-269079) (the “2022 Shelf”), which was declared effective by the SEC on January 26, 2023. This shelf registration statement covered the offering, issuance and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units.

In August 2025, we executed a new At Market Issuance Sales Agreement (the “2025 Sales Agreement”) relating to shares of the Company’s common stock with B. Riley Securities, Inc (“B. Riley”) and Lake Street Capital Markets, LLC (“Lake Street”) (each, an “Agent” and together, the “Agents”), replacing the previous December 30, 2022 At Market Issuance Sales Agreement with B. Riley. In accordance with the terms of the 2025 Sales Agreement, we may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal.

On January 15, 2026, we filed a shelf registration statement on Form S-3 (File No. 333-292758) (the “2026 Shelf”), which was declared effective by the SEC on January 21, 2026. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $150.0 million of our common stock, preferred stock, debt securities, warrants, and units. The 2026 Shelf replaces the 2022 Shelf. Sales under the 2025 Sales Agreement since the effective date are under the 2026 Shelf.

Cash Flows for the Three -Month Periods Ended March 31, 2026 and 2025

	Three-Month Periods Ended March 31,		Increase
($’s in thousands)	2026	2025	(Decrease)
Net cash provided by (used in) operating activities	$2,909	$(2,832)	$5,741
Net cash provided by investing activities	—	—	—
Net cash provided by financing activities	220	3,597	(3,377)
Net change in cash and cash equivalents	$3,129	$765	$2,364

Operating Activities

Net cash flows provided by operating activities for the three-month period ended March 31, 2026 increased by $5.7 million, to $2.9 million, from net cash flows used in operating activities of $2.8 million for the three-month period ended March 31, 2025. The increase was driven primarily by the decrease in our net loss period-to-period as well as changes in net working capital, primarily related to net collections of accounts receivable.

Financing Activities

Net cash flows provided by financing activities for the three-month period ended March 31, 2026 decreased by $3.4 million, to $0.2 million, from $3.6 million of cash flows provided by financing activities for the three-month period ended March 31, 2025. The Company received proceeds from the exercise of stock options and the issuance of common stock under the employee stock purchase of $0.2 million during the three-month period ended March 31, 2026. The Company received proceeds from the issuance of common stock under the ATM program of $4.0 million, offset by a payment of $0.6 million for a license installment note payable during the three-month period ended March 31, 2025.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant currently include the following:

●	We are required to make regular payments under the SWK Credit Facility. Based on the amount currently outstanding under the SWK facility and current interest rates, and assuming we do not make further draws under the SWK facility, we expect to make the following payments:

	Payments by Period
		Remainder of
	Total	2026	2027	2028

	($’s in thousands)
Interest	$6,202	$2,417	$2,746	$1,039
Principal	25,000	—	10,000	15,000
Exit fee	1,250	—	—	1,250
Total	$32,452	$2,417	$12,746	$17,289

●	We are contractually obligated to pay certain milestone and sales-based royalty payments to the counterparties of our license and product acquisition agreements. Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2026, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations that materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

We have disclosed under the heading “Risk Factors” in the 2025 Form 10-K a number of risks which may materially affect our business, financial condition or results of operations. You should carefully consider these Risk Factors and other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us may also materially adversely affect our business, financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, we have not sold any equity securities in transactions that were not registered under the Securities Act, and neither we nor our affiliates have purchased any equity securities issued by us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2026.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 13, 2026.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2026.***
32.2	Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 13, 2026.***
101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**   Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: May 13, 2026	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Joseph Benesch
Joseph Benesch
Chief Financial Officer
(Principal Financial Officer)