Form 10-Q
period 2026-09-30
Journey Medical Corp
filed 2026-11-12
CIK 1867066

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding Shares as of November 12, 2026
Common Stock Class A, $0.0001 par value	6,000,000
Common Stock, $0.0001 par value	22,230,645

JOURNEY MEDICAL CORPORATION

Quarterly Report on Form 10-Q

i

PART I.      FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (unaudited)

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Balance Sheets

(Dollars in thousands except for share and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$22,323	$24,090
Accounts receivable, net of reserves	47,387	29,783
Inventory	7,772	9,624
Prepaid expenses and other current assets	1,782	3,376
Total current assets	79,264	66,873

Intangible assets, net	24,541	27,605
Operating lease right-of-use asset, net	41	111
Total assets	$103,846	$94,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,396	$8,851
Due to related party	812	455
Accrued expenses	35,352	27,567
Accrued interest	416	398
Income taxes payable	—	70
Term loan, short-term	7,500	—
Operating lease liability, short-term	44	101
Total current liabilities	53,520	37,442

Term loan, long-term, net of discount	18,077	25,277
Operating lease liability, long-term	—	18
Total liabilities	71,597	62,737

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $.0001 par value, 50,000,000 shares authorized, 22,225,645 and 21,144,655 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Common stock - Class A, $.0001 par value, 50,000,000 shares authorized, 6,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	134,561	130,307
Accumulated deficit	(102,315)	(98,458)
Total stockholders’ equity	32,249	31,852
Total liabilities and stockholders’ equity	$103,846	$94,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Operations

(Dollars in thousands except for share and per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$18,925	$17,025	$52,685	$45,173
Other revenue	42	606	753	606
Total revenue	18,967	17,631	53,438	45,779

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	5,884	5,755	18,245	15,484
Amortization of acquired intangible assets	969	1,064	3,064	3,193
Research and development	51	287	105	326
Selling, general and administrative	12,593	12,054	33,590	34,505
Total operating expenses	19,497	19,160	55,004	53,508
Loss from operations	(530)	(1,529)	(1,566)	(7,729)

Other expense (income)
Interest income	(140)	(154)	(451)	(441)
Interest expense	919	937	2,717	2,765
Foreign exchange transaction losses	6	3	10	71
Total other expense	785	786	2,276	2,395
Loss before income taxes	(1,315)	(2,315)	(3,842)	(10,124)

Income tax expense	—	—	15	60
Net loss	$(1,315)	$(2,315)	$(3,857)	$(10,184)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.09)	$(0.14)	$(0.43)
Weighted average number of common shares:
Basic and diluted	28,069,125	24,959,114	27,625,414	23,628,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands except for share and per share amounts)

Nine-Month Period Ended September 30, 2026

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2025	21,144,655	$2	6,000,000	$1	$130,307	$(98,458)	$31,852
Share-based compensation	—	—	—	—	3,759	—	3,759
Exercise of stock options for cash	102,964	—	—	—	275	—	275
Issuance of common stock for vested restricted stock units	939,838	—	—	—	—	—	—
Issuance of common stock under ESPP	38,188	—	—	—	220	—	220
Net loss	—	—	—	—	—	(3,857)	(3,857)
Balance as of September 30, 2026	22,225,645	$2	6,000,000	$1	$134,561	$(102,315)	$32,249

Three-Month Period Ended September 30, 2026

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2026	21,657,055	$2	6,000,000	$1	$133,111	$(101,000)	$32,114
Share-based compensation	—	—	—	—	1,333	—	1,333
Exercise of stock options for cash	9,820	—	—	—	45	—	45
Issuance of common stock for vested restricted stock units	545,456	—	—	—	—	—	—
Issuance of common stock under ESPP	13,314	—	—	—	72	—	72
Net loss	—	—	—	—	—	(1,315)	(1,315)
Balance as of September 30, 2026	22,225,645	$2	6,000,000	$1	$134,561	$(102,315)	$32,249

Nine-Month Period Ended September 30, 2025

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2024	16,153,610	$1	6,000,000	$1	$107,094	$(87,027)	$20,069
Share-based compensation	—	—	—	—	4,513	—	4,513
Exercise of stock options for cash, net of shares withheld	1,404,920	1	—	—	343	—	344
Issuance of common stock for vested restricted stock units	927,446	—	—	—	—	—	—
Issuance of common stock under ESPP	54,572	—	—	—	217	—	217
Issuance of common stock, ATM offering, net of issuance costs of $312	1,832,107	—	—	—	10,939	—	10,939
Net loss	—	—	—	—	—	(10,184)	(10,184)
Balance as of September 30, 2025	20,372,655	$2	6,000,000	$1	$123,106	$(97,211)	$25,898

Three-Month Period Ended September 30, 2025

							Total
	Common Stock		Common Stock A		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of June 30, 2025	17,471,835	$1	6,000,000	$1	$114,140	$(94,896)	$19,246
Share-based compensation	—	—	—	—	1,854	—	1,854
Exercise of stock options for cash, net of shares withheld	1,271,217	1	—	—	103	—	104
Issuance of common stock for vested restricted stock units	603,287	—	—	—	—	—	—
Issuance of common stock under ESPP	28,931	—	—	—	118	—	118
Issuance of common stock, ATM offering, net of issuance costs of $187	997,385	—	—	—	6,891	—	6,891
Net loss	—	—	—	—	—	(2,315)	(2,315)
Balance as of September 30, 2025	20,372,655	$2	6,000,000	$1	$123,106	$(97,211)	$25,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

JOURNEY MEDICAL CORPORATION

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands except for share and per share amounts)

	Nine-Month Periods Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(3,857)	$(10,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	78	(170)
Amortization of debt discount	300	348
Amortization of acquired intangible assets	3,064	3,193
Amortization of operating lease right-of-use assets	70	65
Share-based compensation	3,759	4,513
Changes in operating assets and liabilities:
Accounts receivable	(17,682)	(7,582)
Inventory	1,852	2,613
Prepaid expenses and other current assets	1,594	1,574
Accounts payable	545	(4,493)
Due to related party	357	227
Accrued expenses	7,785	3,775
Accrued interest	18	12
Income tax payable	(70)	11
Lease liabilities	(75)	(59)
Net cash used in operating activities	(2,262)	(6,157)

Cash flows from financing activities
Proceeds from the exercise of stock options	275	343
Proceeds from issuance of common stock, ATM offering, net of issuance costs	—	10,939
Issuance of common stock under ESPP	220	218
Payment of debt issuance costs	—	(75)
Payment of license installment note payable	—	(625)
Net cash provided by financing activities	495	10,800

Net change in cash	(1,767)	4,643
Cash at the beginning of the period	24,090	20,305
Cash at the end of the period	$22,323	$24,948

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,399	$2,405
Cash paid for income taxes	$97	$49

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

As of September 30, 2026 and December 31, 2025, the Company is a controlled subsidiary of Fortress Biotech, Inc. (“Fortress” or “Parent”).

Liquidity and Capital Resources

At September 30, 2026, the Company had $22.3 million in cash and cash equivalents as compared to $24.1 million of cash and cash equivalents at December 31, 2025. At September 30, 2026, the Company had working capital of $25.7 million as compared to $29.4 million at December 31, 2025.

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

In August 2025, the Company executed a new At Market Issuance Sales Agreement (the “2025 Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Lake Street Capital Markets, LLC (“Lake Street”) (each, an “Agent” and together, the “Agents”), replacing the previous December 30, 2022 At Market Issuance Sales Agreement with B. Riley (collectively with the 2025 Sales Agreement, the “ATM”). Pursuant to the terms of the 2025 Sales Agreement, the Company may offer and sell up to 3,750,000 shares of common stock, from time to time through or to the Agents, each acting as sales agent or principal.

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

NOTE 4. INVENTORY

The Company’s inventory consists of the following for the periods ended:

	September 30,	December 31,
($’s in thousands)	2026	2025
Finished goods	$5,966	$7,389
Work-in-process	540	174
Raw materials	2,307	3,057
Inventory at cost	8,813	10,620
Inventory reserves	(1,041)	(996)
Total inventories	$7,772	$9,624

NOTE 5. INTANGIBLE ASSETS

The Company’s finite-lived intangible assets consist of acquired intangible assets. The Company’s intangible assets as of September 30, 2026 and December 31, 2025 are summarized as follows:

	Estimated
	Useful Lives	September 30,	December 31,
($’s in thousands)	(Years)	2026	2025
Intangible assets - product licenses	3-15	$52,925	$52,925
Accumulated amortization		(25,241)	(22,177)
Accumulated impairment loss		(3,143)	(3,143)
Total intangible assets		$24,541	$27,605

The Company’s amortization expense for the three-month periods ended September 30, 2026 and 2025 was $1.0 million and $1.1 million, respectively. The Company’s amortization expense for the nine-month periods ended September 30, 2026 and 2025 was $3.1 million and $3.2 million, respectively.

In December 2025, the Company received FDA approval for Eurax®, formerly known as the anti-itch product, which was acquired in 2020. Prior to FDA approval, Eurax had been presented as an intangible asset not yet placed in service totaling $3.9 million. The Company began amortizing the Eurax intangible asset in January 2026.

Future amortization of the Company’s intangible assets is as follows:

For the years ended	Total Amortization
Remainder of 2026	$969
December 31, 2027	3,338
December 31, 2028	3,159
December 31, 2029	3,159
December 31, 2030	3,159
Thereafter	10,757
Total	$24,541

NOTE 6. LICENSES ACQUIRED

Assets and Licenses Acquired:

Emrosi

On June 29, 2021, the Company entered a license, collaboration, and assignment agreement with Dr. Reddy’s Laboratories, Ltd. (“DRL”) to obtain the global rights for the development and commercialization of Emrosi (“Emrosi”), formerly known as DFD-29, a late-stage development modified release oral minocycline that at the time was being evaluated for the treatment of inflammatory lesions of rosacea (the “Emrosi Agreement”). The Company acquired global rights to Emrosi, including in the U.S. and Europe, except that DRL has retained certain rights to the program in select markets, namely in Armenia, Azerbaijan, Belarus, Brazil, Georgia, India, Kazakhstan, Kyrgyzstan, Moldova, the People’s Republic of China, Russia, Taiwan, Tajikistan, Turkmenistan, Ukraine and Uzbekistan. Pursuant to the Emrosi Agreement, the Company made an upfront payment of $10.0 million. In April 2024, the Company made a $3.0 million milestone payment to DRL, based on FDA acceptance of the Company’s new drug application (“NDA”) for Emrosi, and in December of 2024, the Company made a $15.0 million milestone payment to DRL, which was triggered by the November 1, 2024 FDA marketing approval of Emrosi. Upon the $15.0 million milestone payment, all assets related to Emrosi, including the NDA, regulatory documentation and intellectual property, transferred to the Company. Pursuant to the Emrosi Agreement, the Company may be required to make additional contingent regulatory and commercial milestone payments to DRL, totaling up to $150.0 million. Royalties ranging from ten percent to fourteen percent are payable on net sales of the product. Royalties are subject to a 50% reduction in the event that a generic competitor launches in an applicable country where the Company markets and sells the product.

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

Qbrexza

In March 2021, the Company executed an Asset Purchase Agreement (the “Qbrexza APA”) with Dermira, Inc., a subsidiary of Eli Lilly and Company (“Dermira”). Pursuant to the terms of the Qbrexza APA, the Company acquired the rights to Qbrexza® (glycopyrronium), a prescription cloth towelette to treat primary axillary hyperhidrosis in patients nine years of age or older. The Company paid an upfront fee of $12.5 million to Dermira. In addition, the Company is obligated to pay Dermira up to $144.0 million in the aggregate, contingent upon the achievement of certain net sales milestones. The royalty structure for the Qbrexza APA is tiered with royalties for the first two years ranging from approximately 30% to 40%. Thereafter, royalties are approximately 12.0% to 19.0%. Royalty amounts are subject to certain reductions in the event there is a loss of exclusivity.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2026
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$22,323	$—	$—	$22,323
Total	$22,323	$—	$—	$22,323

	December 31, 2025
($’s in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$24,090	$—	$—	$24,090
Total	$24,090	$—	$—	$24,090

The Company did not carry any level 2 or level 3 assets or liabilities at September 30, 2026 or December 31, 2025. No transfers occurred between level 1, level 2, and level 3 instruments during the three-month periods ended September 30, 2026 and 2025.

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

For the three-month periods ended September 30, 2026 and 2025, the Company recorded related party expenses to Fortress of approximately $10,000 and $9,000, respectively. For the nine-month periods ended September 30, 2026 and 2025, the Company recorded related party expenses to Fortress of approximately $35,000 and $31,000, respectively. The due to related party liability at September 30, 2026 and December 31, 2025 was $0.8 million and $0.5 million, respectively, and primarily relate to reimbursable expenses incurred by Fortress on behalf of the Company. The Company would have incurred these costs irrespective of the relationship with Fortress.

NOTE 9. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 30,	December 31,
($’s in thousands)	2026	2025
Accrued coupons and rebates	$24,510	$16,547
Accrued compensation	2,984	5,589
Return reserve	3,329	2,177
Accrued royalties payable	2,210	1,805
Accrued marketing and market access	1,155	850
Accrued legal, accounting and tax	951	274
Other	213	325
Total accrued expenses	$35,352	$27,567

NOTE 10. OPERATING LEASE OBLIGATIONS

The Company leases 3,801 square feet of office space in Scottsdale, Arizona. In July 2024, the Company amended the lease to extend the lease term for an additional 25 months at an annual rate of approximately $0.1 million. The amended lease commenced on February 1, 2025 and expires on February 28, 2027.

The Company recorded lease expense as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$25	$25	$75	$75
Variable lease cost	2	2	5	5
Total lease cost	$27	$27	$80	$80

The following table summarizes quantitative information about the Company’s operating leases:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities	$26	$26	$79	$68
Weighted-average remaining lease term - operating leases	0.4	1.4	0.4	1.4
Weighted-average discount rate - operating leases	7.35%	7.35%	7.35%	7.35%

As of September 30, 2026, future minimum lease payments under lease agreements associated with the Company’s operations were as follows:

($’s in thousands)
Remainder of 2026	$27
2027	18
Total lease payments	45
Less: present value discount	(1)
Total operating lease liabilities	$44

NOTE 11. DEBT

The Company’s debt obligations at September 30, 2026 and December 31, 2025 were as follows:

	September 30,	December 31,
($’s in thousands)	2026	2025
Short-term portion of principal balance	$7,500	$—
Long-term portion of principal balance	17,500	25,000
Principal balance	$25,000	$25,000
Plus: Exit fee	1,250	1,250
Less: Debt discount and fees	(673)	(973)
Net carry amount	$25,577	$25,277

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

The Company may at any time prepay the outstanding principal balance of the Term Loans in whole or in part. Upon repayment in full of the Term Loans, the Company will pay an exit fee equal to 5% of the original principal amount of the Term Loans. Additionally, the Company paid an origination fee of $0.2 million on the closing date of the Credit Facility and incurred issuance costs of $0.2 million, both of which have been recorded as a debt discount. The Company is accreting the carrying value of the Term Loans to the original principal balance plus the exit fee over the term of the loan using the effective interest method. The amortization of the discount is accounted for as interest expense. The effective interest rate on the Term Loans as of September 30, 2026 was 14.09%. The fair value of the debt approximates its carrying value.

The Credit Facility also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all assets of the Company. As of September 30, 2026, the Company was in compliance with the financial covenants under the Credit Facility.

As of September 30, 2026, the contractual maturities of the long-term debt, including the payment of the exit fee, are as follows (dollars in thousands):

Years ending December 31,	Term Loan
Remainder of 2026	$—
2027	10,000
2028	16,250
Total	26,250
Debt discount	(673)
Total, net	25,577
Current portion	(7,500)
Term-loan (long-term)	$18,077

NOTE 12. INTEREST EXPENSE AND FINANCING FEES

Interest expense and financing fees for the three and nine-month periods ended September 30, 2026 and 2025 consisted of the following:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cash interest expense	$814	$814	$2,417	$2,417
Amortization of debt discount	105	123	300	348
Total interest expense and financing fees	$919	$937	$2,717	$2,765

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

Vendor Dispute

During the third quarter of 2026, the Company settled a dispute with a former vendor regarding certain service-related charges which arose in the ordinary course of business. Under the terms of the settlement, the Company paid the vendor $4.1 million during the third quarter of 2026, and the parties mutually released all claims related to the dispute. Prior to the settlement, the Company had accrued $2.4 million related to the matter. The $1.7 million difference between the settlement amount and the previously accrued amount was recognized during the three months ended September 30, 2026 in selling, general and administrative expense. As of September 30, 2026, the Company had no remaining liability related to this matter.

NOTE 14. SHARE-BASED COMPENSATION

In 2015, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical 2015 Stock Plan (the “Plan”) authorizing the Company to grant shares of common stock to eligible employees, directors, and consultants in the form of restricted stock, restricted stock units (“RSUs”), stock options and other types of grants. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. At the Company’s 2024 Annual Meeting of Stockholders, held on June 24, 2024, the Company’s stockholders approved, among other matters, an amendment to the Plan (the “Amended Plan”) to increase the number of shares of Common Stock issuable under the Plan by 3,000,000 to 10,642,857. At September 30, 2026, there were 909,919 shares available for issuance under the Amended Plan.

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

In 2023, the Company’s Board of Directors adopted, and stockholders approved, the Journey Medical Corporation 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The Company initially reserved 300,000 shares of common stock for future issuance under the 2023 ESPP. As of September 30, 2026, 122,776 shares were available for issuance under the 2023 ESPP.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and nine-month periods ended September 30, 2026 and 2025:

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
($’s in thousands)	2026	2025	2026	2025
Research and development	$—	$—	$—	$—
Selling, general and administrative	1,333	1,854	3,759	4,513
Total non-cash share-based compensation expense	$1,333	$1,854	$3,759	$4,513

Stock Options

The following table summarizes the Company’s stock option activities for the nine-month period ended September 30, 2026:

				Weighted
		Weighted		average
	Number	average	Aggregate	remaining
	of	exercise	intrinsic	contractual
	Shares	price	value	life (years)
Outstanding options at December 31, 2025	1,509,544	$3.50	$6,359,288	6.21
Granted	528,755	5.12	—	—
Exercised	(102,964)	2.67	—	—
Forfeited	(59,567)	4.59	—	—
Expired	(2,900)	6.31	—	—
Outstanding options at September 30, 2026	1,872,868	$3.96	$5,388,037	6.48
Options vested and exercisable at September 30, 2026	1,027,143	$2.76	$4,187,521	4.26

For the three-month periods ended September 30, 2026 and 2025, approximately $0.5 million and $0.6 million, respectively, of stock option compensation expense was charged against operations. For the nine-month periods ended September 30, 2026 and 2025, approximately $1.1 million and $0.8 million, respectively, of stock option compensation expense was charged against operations. For the nine-month period ended September 30, 2026, the Company issued 102,964 of common stock upon the exercise of outstanding stock options and received proceeds of $0.3 million. At September 30, 2026, the Company had unrecognized stock-based compensation expense related to all unvested options of $2.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.

The aggregate intrinsic value in the previous table reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2026. The intrinsic value of the Company’s stock options changes based on the closing price of the Company’s common stock.

Restricted Stock Units

The following table summarizes the activity related to the Company’s RSUs for the nine-month period ended September 30, 2026:

		Weighted
	Number of	average grant
	units	date Fair value
Unvested balance at December 31, 2025	1,848,140	$5.03
Granted	587,804	5.75
Vested	(939,838)	4.64
Forfeited	(68,208)	4.76
Unvested balance at September 30, 2026	1,427,898	$5.59

For the three-month periods ended September 30, 2026 and 2025, approximately $0.8 million and $1.2 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the nine-month periods ended September 30, 2026 and 2025, approximately $2.6 million and $3.6 million, respectively, of stock compensation expense related to RSUs was charged against operations. For the nine-month periods ended September 30, 2026 and 2025 the Company issued 939,838 and 927,446 shares of common stock, respectively, upon vesting of RSUs amounting to $4.4 million and $4.0 million, respectively, in total aggregate fair market value, and $6.4 million and $6.6 million, respectively, in total intrinsic value. At September 30, 2026, 1,427,898 RSUs remained unvested and there was approximately $4.5 million of unrecognized compensation cost related to restricted stock which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

On July 9, 2024, the Board approved and adopted the Journey Medical Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), which is considered a non - qualified deferred compensation plan. As part of the Deferred Compensation Plan, the Company offers certain non - employee members of the Board (“Director Participants”) and select executive - level employees (the “Executive Participants”) the ability to defer up to 100% of the payment for services and annual bonuses, respectively, in the form of RSUs. As of September 30, 2026, the executive participants deferred 976,134 shares of Journey Medical Inc. common stock upon the vesting of RSUs.

Employee Stock Purchase Plan

The 2023 ESPP provides that eligible employees may contribute up to 10% of their eligible earnings toward a semi-annual purchase of the Company’s common stock. The 2023 ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the last date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the 2023 ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of the common stock under the 2023 ESPP using a Black-Scholes valuation model. The fair value was estimated on the commencement date of the offering period beginning August 1, 2026 using the Black-Scholes option valuation model and the straight-line attribution approach with the following assumptions: risk-free interest rate (4.0%); expected term (0.5 years); expected volatility (77.2%); and an expected dividend yield (0%). The Company recorded $58,000 of stock-based compensation under the 2023 ESPP for the nine-month period ended September 30, 2026. As of September 30, 2026, there was unrecognized stock-based compensation expense of $28,000 related to the current ESPP offering period, which ends January 31, 2027.

NOTE 15. REVENUES FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Net Revenues

The Company has the following actively marketed products: Emrosi®, Qbrexza®, Amzeeq®, Zilxi®, Accutane®, Eurax®, Exelderm®, Targadox®, and Luxamend®. All of the Company’s product revenues are recorded in the U.S.

Revenues by product are summarized as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($’s in thousands)	2026	2025	2026	2025
Emrosi®	$9,002	$4,883	$23,329	$9,748
Qbrexza®	5,590	7,361	15,732	19,470
Accutane®	3,023	2,769	9,694	9,818
Foam franchise products (Amzeeq® & Zilxi®)	942	1,311	2,933	3,973
Other / legacy	368	701	997	2,164
Total product revenues	$18,925	$17,025	$52,685	$45,173

The Company recognized other revenue as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($’s in thousands)	2026	2025	2026	2025
Cutia supply agreement	$—	$606	$635	$606
Royalties on sales of Amzeeq by Cutia	42	—	118	—
Total other revenue	$42	$606	$753	$606

Other revenue for the three and nine-month period ended September 30, 2026 reflects the supply of Amzeeq to Cutia as well as sales-based royalties earned on the net sales of Amzeeq by Cutia.

Significant Customers

For the three and nine-month periods ended September 30, 2026 and 2025 there were no customers that accounted for more than 10% of the Company’s total gross product revenue.

At September 30, 2026 and December 31, 2025, none of the Company’s customers accounted for more than 10% of its total accounts receivable balance.

NOTE 16. INCOME TAXES

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
$ in thousands	2026	2025	2026	2025
Net income (loss) before income taxes	$(1,315)	$(2,315)	$(3,842)	$(10,124)
Provision (benefit) for income taxes	—	—	15	60
Effective tax rate	0.0%	0.0%	(0.4)%	(0.6)%

The Company’s provision for income taxes for the three months ended September 30, 2026 was $0, resulting in an effective tax rate of 0.0%, compared with 0.0% for the same period in the prior year. Additionally, the Company’s provision for income taxes for the nine months ended September 30, 2026 was $15,000, resulting in an effective tax rate of (0.4)%, compared with (0.6)% for the same period in the prior year. The small change in the effective tax rate was primarily driven by state taxes. The effective tax rate for the three and nine months ended September 30, 2026 was lower than the U.S. statutory rate primarily due to the Company’s full valuation allowance position.

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if management believes it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. Management has considered the Company’s history of book and tax income and losses incurred since inception, and the other positive and negative evidence, and has concluded that it is more likely than not that the Company will not realize the benefits of the net deferred tax assets as of September 30, 2026.

As of September 30, 2026, the Company had no unrecognized tax benefits and does not anticipate any significant change to the unrecognized tax benefit balance.

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

The Company’s basic and diluted weighted-average number of common shares outstanding for the three and nine-month periods ended September 30, 2026 and 2025 were as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic and diluted	28,069,125	24,959,114	27,625,414	23,628,921
Potentially dilutive securities:
Unvested restricted stock units	1,427,898	1,897,437	1,427,898	1,897,437
Stock options	626,423	1,423,702	634,863	1,762,911
Total potentially dilutive securities	2,054,321	3,321,139	2,062,761	3,660,348

The Company’s potentially dilutive securities, including unvested restricted stock and options have been excluded from the computation of diluted loss per share for the three and nine-month periods ended September 30, 2026, and 2025, as the effect would be to reduce the loss per share. Therefore, the weighted average common stock outstanding used to calculate both basic and diluted income loss per share is the same for the three and nine-month periods ended September 30, 2026 and 2025.

NOTE 18. SEGMENT INFORMATION

The Company’s reportable segment net loss for the three and nine-month periods ending September 30, 2026 and 2025 consisted of the following:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
($ in thousands)	2026	2025	2026	2025
Revenue	$18,967	$17,631	$53,438	$45,779
Less: Segment expenses(1)
Cost of goods sold – (excluding amortization of acquired intangible assets)	5,884	5,755	18,245	15,484
Research and development	51	287	105	326
Selling, general and administrative
Employee related	4,694	4,228	13,979	12,957
Sales, operations, outside services and consulting	4,378	2,583	8,978	7,506
Marketing related	774	1,631	2,560	5,393
Stock compensation	1,333	1,854	3,759	4,513
Legal and administrative	755	940	2,258	1,930
Product compliance expense	256	290	789	883
Office and administrative	196	247	736	749
Other	207	281	531	574
Other segment items(2)	1,754	1,850	5,355	5,648
Segment expenses	20,282	19,946	57,295	55,963
Segment loss from operations	$(1,315)	$(2,315)	$(3,857)	$(10,184)

Reconciliation to net loss:
Adjustments and reconciling items	—	—	—	—
Net loss	$(1,315)	$(2,315)	$(3,857)	$(10,184)
(1)	The significant expense amounts align with the expenses that the CODM is regularly provided with to assess performance and allocate resources.
(2)	Other segment items for the reportable segment include amortization of intangible assets, interest income (expense), foreign exchange transaction losses and income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this report may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “expect,” “will,” “could,” “project,” “should,” “intend” and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in or implied by these forward-looking statements due to a variety of factors, including, without limitation:

●	the fact that our products and product candidates are subject to time and cost intensive regulation and clinical testing and as a result, may never be successfully developed or commercialized;
●	a substantial portion of our sales derive from products that may become subject to third-party generic competition because their period of exclusivity has ended or they are without patent protection, subjecting them to the potential introduction of new competitor products and/or an increase in market share of existing competitor products, either of which could have a significant adverse impact on our operating income;
●	we operate in a heavily regulated industry, and we cannot predict the impact that any future legislation or administrative or executive action may have on our operations;
●	our revenue is dependent mainly upon sales of our dermatology products and any setback relating to the sale of such products could impair our operating results;
●	competition could limit our products’ commercial opportunity and profitability, including competition from manufacturers of generic versions of our products;
●	the risk that our products do not achieve broad market acceptance, including by government and third-party payors;
●	our reliance on third parties for several aspects of our operations;
●	our dependence on our ability to identify, develop, and acquire or in-license products and integrate them into our operations, at which we may be unsuccessful;
●	the dependence of the success of our business, including our ability to finance our company and generate additional revenue, on the successful commercialization of Emrosi® (Minocycline Hydrochloride Modified Release Capsules, 40 mg), formerly referred to as DFD-29 (“Emrosi”), and the successful development, regulatory approval and commercialization of any future product candidates that we may develop, in-license or acquire;
●	clinical drug development is very expensive, time consuming, and uncertain and our clinical trials may fail to adequately demonstrate the safety and efficacy of our current or any future product candidates;
●	our competitors could develop and commercialize products similar or identical to ours;
●	risks related to the protection of our intellectual property and our potential inability to maintain sufficient patent protection for our technology and products;
●	our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our or our third parties’ cybersecurity;
●	the effects of major public health issues, epidemics or pandemics on our product revenues and any future clinical trials;
●	our potential need to raise additional capital;

●	the substantial doubt expressed about our ability to continue as a going concern;
●	Fortress Biotech, Inc. (“Fortress” or “Parent”) controls a voting majority of our common stock, which could be detrimental to our other shareholders; and
●	the risks described under the section titled “Risk Factors” in Item 1A below and in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

The forward-looking statements contained in this report reflect our views and assumptions as of the date of this report. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. Except as required by law, we assume no responsibility for updating any forward-looking statements.

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

Critical Accounting Policies and Use of Estimates

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

Results of Operations

The following table summarizes our results of operations for the three-month periods ended September 30, 2026 and 2025:

Comparison of the Three-Month Periods Ended September 30, 2026 and 2025

	Three-Month Periods Ended September 30,		Change
($’s in thousands)	2026	2025	$	%
Revenue:
Product revenue, net	$18,925	$17,025	$1,900	11%
Other revenue	42	606	(564)	(93)%
Total revenue	18,967	17,631	1,336	8%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	5,884	5,755	129	2%
Amortization of acquired intangible assets	969	1,064	(95)	(9)%
Research and development	51	287	(236)	(82)%
Selling, general and administrative	12,593	12,054	539	4%
Total operating expenses	19,497	19,160	337	2%
Loss from operations	(530)	(1,529)	999	(65)%

Other expense (income)
Interest income	(140)	(154)	14	(9)%
Interest expense	919	937	(18)	(2)%
Foreign exchange transaction losses	6	3	3	100%
Total other expense	785	786	(1)	—%
Loss before income taxes	(1,315)	(2,315)	1,000	(43)%
Income tax expense	—	—	—	—%
Net loss	$(1,315)	$(2,315)	$1,000	(43)%

Revenues

The following table reflects our net product revenue for the three-month periods ended September 30, 2026 and 2025:

	Three-Month Periods Ended
	September 30,		Change
($’s in thousands)	2026	2025	$	%
Emrosi®	$9,002	$4,883	$4,119	84%
Qbrexza®	5,590	7,361	(1,771)	(24)%
Accutane®	3,023	2,769	254	9%
Foam franchise products (Amzeeq® & Zilxi®)	942	1,311	(369)	(28)%
Other / legacy	368	701	(333)	(48)%
Total net product revenue	$18,925	$17,025	$1,900	11%

Net product revenue increased $1.9 million, or 11%, to $18.9 million for the three-month period ended September 30, 2026 compared to the three-month period ended September 30, 2025. The increase is primarily driven by sales of Emrosi in the third quarter of 2026 of $9.0 million compared to $4.9 million in the third quarter of 2025. We launched Emrosi in the first quarter of 2025. This is partially offset by a decrease in Qbrexza of $1.8 million primarily due to coverage mix and a decrease in our legacy products of $0.3 million due to continued generic competition.

Other Revenue

	Three-Month Periods Ended
	September 30,		Change
($’s in thousands)	2026	2025	$	%
Cutia supply agreement	$—	$606	$(606)	(100)%
Royalties on sales of Amzeeq by Cutia	42	—	42	100%
Total other revenue	$42	$606	$(564)	(93)%

Other revenue for the three-month period ended September 30, 2026 reflects sales-based royalties payable to us on Cutia’s net sales of Amzeeq, pursuant to the Cutia Agreement. In August 2025, we began supplying Cutia with Amzeeq for Cutia’s commercial use.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2026 and 2025, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of June 30, 2026	$2,930	$13,438	$4,804	$1,456	$22,628
Current provision related to sales in the current period	1,050	56,764	8,704	1,829	68,347
Checks/credits issued to third parties	(651)	(51,781)	(8,647)	(2,061)	(63,140)
Balance as of September 30, 2026	$3,329	$18,421	$4,861	$1,224	$27,835

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of June 30, 2025	$2,499	$6,780	$3,794	$819	$13,892
Current provision related to sales in the current period	474	38,002	6,412	1,702	46,590
Checks/credits issued to third parties	(565)	(39,749)	(6,377)	(1,619)	(48,310)
Balance as of September 30, 2025	$2,408	$5,033	$3,829	$902	$12,172

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $27.8 million at September 30, 2026, compared to $22.6 million at June 30, 2026, an increase of $5.2 million. The increase is due primarily to Emrosi coupon rebates related to the continued growth of the product and the timing of sales throughout the quarter.

Cost of Goods Sold - (excluding amortization of acquired intangible assets)

Cost of goods sold - (excluding amortization of acquired intangible assets) increased by $0.1 million, or 2%, to $5.9 million for the three-month period ended September 30, 2026, from $5.8 million for the three-month period ended September 30, 2025, driven primarily by an increase in product royalties payable driven by the incremental net revenue recognized for Emrosi during the third quarter of 2026 as compared to the third quarter of 2025.

Amortization of acquired intangible assets

Amortization of acquired intangible assets decreased by less than $0.1 million, or 9%, to $1.0 million for the three-month period ended September 30, 2026, from $1.1 million for the three-month period ended September 30, 2025, driven by the start of amortization on the Eurax acquired intangible asset during the first quarter of 2026, offset by the completion of amortization on the Accutane intangible asset during the first quarter of 2026.

Selling, General and Administrative

Selling, general and administrative expenses increased by $0.5 million, or 4%, to $12.6 million for the three-month period ended September 30, 2026, from $12.1 million for the three-month period ended September 30, 2025. The increase is primarily due to the incremental expense of $1.7 million recognized upon settlement of a dispute with a vendor, offset by a reduction in Emrosi launch costs from the prior year quarter.

Comparison of the Nine-Month Periods Ended September 30, 2026 and 2025

	Nine-Month Periods Ended September 30,		Change
($’s in thousands)	2026	2025	$	%
Revenue:
Product revenue, net	$52,685	$45,173	$7,512	17%
Other revenue	753	606	147	24%
Total revenue	53,438	45,779	7,659	17%

Operating expenses
Cost of goods sold – (excluding amortization of acquired intangible assets)	18,245	15,484	2,761	18%
Amortization of acquired intangible assets	3,064	3,193	(129)	(4)%
Research and development	105	326	(221)	(68)%
Selling, general and administrative	33,590	34,505	(915)	(3)%
Total operating expenses	55,004	53,508	1,496	3%
Loss from operations	(1,566)	(7,729)	6,163	(80)%

Other expense (income)
Interest income	(451)	(441)	(10)	2%
Interest expense	2,717	2,765	(48)	(2)%
Foreign exchange transaction losses	10	71	(61)	(86)%
Total other expense	2,276	2,395	(119)	(5)%
Loss before income taxes	(3,842)	(10,124)	6,282	(62)%

Income tax expense	15	60	(45)	(75)%
Net loss	$(3,857)	$(10,184)	$6,327	(62)%

Revenues

The following table reflects our net product revenue for the nine-month periods ended September 30, 2026 and 2025:

	Nine-Month Periods Ended September 30,		Change
($’s in thousands)	2026	2025	$	%
Emrosi®	$23,329	$9,748	$13,581	139%
Qbrexza®	15,732	19,470	(3,738)	(19)%
Accutane®	9,694	9,818	(124)	(1)%
Foam franchise products (Amzeeq® & Zilxi®)	2,933	3,973	(1,040)	(26)%
Other / legacy	997	2,164	(1,167)	(54)%
Total net product revenue	$52,685	$45,173	$7,512	17%

Net product revenue increased $7.5 million, or 17%, to $52.7 million for the nine-month period ended September 30, 2026 compared to the nine-month period ended September 30, 2025. The increase is primarily driven by sales of Emrosi of $23.3 million for the nine months ended September 30, 2026 compared to $9.7 million for the nine months ended September 30, 2025. We launched Emrosi in the first quarter of 2025. This is partially offset by a decrease in Qbrexza of $3.7 million primarily due to coverage mix and a decrease in our legacy products of $1.2 million due to continued generic competition.

Other Revenue

	Nine-Month Periods Ended September 30,		Change
($’s in thousands)	2026	2025	$	%
Cutia supply agreement	$635	$606	$29	5%
Royalties on sales of Amzeeq by Cutia	118	—	118	100%
Total other revenue	$753	$606	$147	24%

Other revenue for the nine-month period ended September 30, 2026 reflects payments to us for supplying Amzeeq to Cutia as well as sales-based royalties payable to us on Cutia’s net sales of Amzeeq, pursuant to the Cutia Agreement. In August 2025, we began supplying Cutia with Amzeeq for Cutia’s commercial use.

Gross-to-Net Sales Accruals

We record gross-to-net sales accruals for chargebacks, distributor service fees, prompt pay discounts, sales returns, coupons, managed care rebates, government rebates, and other allowances customary to the pharmaceutical industry.

Gross-to-net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2026 and 2025, were as follows:

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2025	$2,177	$11,416	$4,234	$897	$18,724
Current provision related to sales in the current period	2,848	160,712	23,779	5,204	192,543
Checks/credits issued to third parties	(1,696)	(153,707)	(23,152)	(4,877)	(183,432)
Balance as of September 30, 2026	$3,329	$18,421	$4,861	$1,224	$27,835

			Managed
			Care
($’s in thousands)	Returns	Coupons	Rebates	Other	Total
Balance as of December 31, 2024	$3,124	$1,750	$3,717	$733	$9,324
Current provision related to sales in the current period	447	94,153	18,082	4,511	117,193
Checks/credits issued to third parties	(1,163)	(90,870)	(17,970)	(4,342)	(114,345)
Balance as of September 30, 2025	$2,408	$5,033	$3,829	$902	$12,172

Gross-to-net sales accruals are primarily a function of product sales volume, mix of products sold, and contractual discounts or rebates. Our reserves for gross-to-net sales allowances were $27.8 million at September 30, 2026, compared to $18.7 million at December 31, 2025, an increase of $9.1 million. The increase is due primarily to Emrosi coupons related to the continued growth of the product and the timing of sales throughout the period.

Cost of Goods Sold - (excluding amortization of acquired intangible assets)

Cost of goods sold - (excluding amortization of acquired intangible assets) increased by $2.8 million, or 18%, to $18.2 million for the nine-month period ended September 30, 2026, from $15.5 million for the nine-month period ended September 30, 2025, driven primarily by a $1.3 million non-cash charge related to inventory acquired in the 2021 Qbrexza asset acquisition as well as an increase in product royalties payable driven by the incremental net revenue recognized for Emrosi.

Amortization of acquired intangible assets

Amortization of acquired intangible assets decreased by $0.1 million, or 4%, to $3.1 million for the nine-month period ended September 30, 2026, from $3.2 million for the nine-month period ended September 30, 2025, driven by the start of amortization on the Eurax acquired intangible asset during the first quarter of 2026, offset by the completion of amortization on the Accutane intangible asset during the first quarter of 2026.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $0.9 million, or 3%, to $33.6 million for the nine-month period ended September 30, 2026, from $34.5 million for the nine-month period ended September 30, 2025. The decrease is primarily due to a reduction in Emrosi launch costs from the prior year period, offset by incremental expense of $1.7 million recognized upon settlement of a dispute with a vendor.

Liquidity and Capital Resources

At September 30, 2026, we had cash and cash equivalents on hand of approximately $22.3 million as compared to $24.1 million of cash and cash equivalents at December 31, 2025, and working capital of $25.7 million at September 30, 2026, compared to $29.4 million of working capital at December 31, 2025.

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

The Credit Agreement also includes both revenue and liquidity covenants, restrictions as to payment of dividends, and is secured by substantially all of our assets. As of September 30, 2026, we were in compliance with the financial covenants under the Credit Agreement.

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

Cash Flows for the Nine-Month Periods Ended September 30, 2026 and 2025

	Nine-Month Periods Ended September 30,		Increase
($’s in thousands)	2026	2025	(Decrease)
Net cash used in operating activities	$(2,262)	$(6,157)	$3,895
Net cash provided by investing activities	—	—	—
Net cash provided by financing activities	495	10,800	(10,305)
Net change in cash and cash equivalents	$(1,767)	$4,643	$(6,410)

Operating Activities

Net cash flows used in operating activities for the nine-month period ended September 30, 2026 decreased by $3.9 million, to $2.3 million, from net cash flows used in operating activities of $6.2 million for the nine-month period ended September 30, 2025. The decrease in cash used in operating activities was driven primarily by the decrease in our net loss period-to-period as well as changes in net working capital, offset by the vendor dispute settlement payment of $4.1 million during the third quarter of 2026.

Financing Activities

Net cash flows provided by financing activities for the nine-month period ended September 30, 2026 decreased by $10.3 million, to $0.5 million, from $10.8 million of cash flows provided by financing activities for the nine-month period ended September 30, 2025. The Company received proceeds from the exercise of stock options and the issuance of common stock under the employee stock purchase plan of $0.5 million during the nine-month period ended September 30, 2026. The Company received proceeds from the sale of common stock under the ATM program of $10.9 million, offset by a payment of $0.6 million for a license installment note payable, during the nine-month period ended September 30, 2025.

Material Cash Requirements

In the normal course of business, we enter into contractual obligations that contain cash requirements of which the most significant currently include the following:

●	We are required to make regular payments under the SWK Credit Facility. Based on the amount currently outstanding under the SWK facility and current interest rates, and assuming we do not make further draws under the SWK facility, we expect to make the following payments:

	Payments by Period
		Remainder of
	Total	2026	2027	2028

	($’s in thousands)
Interest	$4,600	$815	$2,746	$1,039
Principal	25,000	—	10,000	15,000
Exit fee	1,250	—	—	1,250
Total	$30,850	$815	$12,746	$17,289

●	We are contractually obligated to pay certain milestone and sales-based royalty payments to the counterparties of our license and product acquisition agreements. Due to the contingent nature of these obligations, the amounts of these payments cannot be reasonably predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2026, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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
31.1

Certification of Chief Executive Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2026.**

31.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 12, 2026.**

32.1	Certification of Chief Executive Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2026.***
32.2

Certification of Principal Financial Officer of Journey Medical Corporation pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 12, 2026.***

101

The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith).**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).**

**   Filed herewith.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Journey Medical Corporation
(Registrant)

Date: November 12, 2026	By:	/s/ Claude Maraoui
Claude Maraoui
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Joseph Benesch
Joseph Benesch
Chief Financial Officer
(Principal Financial Officer)